Form 10-Q
period 1996-03-31
PACIFIC REHABILITATION & SPORTS MEDICINE INC
filed 1996-05-15
CIK 910109

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

                              --------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the quarterly period ended: March 31, 1996
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER:  0-23472




                 PACIFIC REHABILITATION & SPORTS MEDICINE, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       93-1072052
  (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)



                        8100 NE PARKWAY DRIVE, SUITE 190
                          VANCOUVER, WASHINGTON  98662
              (Address of principal executive offices and zip code)

                                 (360)-260-8130
               (Registrant's telephone number including area code)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:Yes [ X ]     No [   ]


COMMON STOCK, PAR VALUE $.01 PER SHARE                     8,160,377
            (Class)                          (Shares Outstanding at May 8, 1996)


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                 PACIFIC REHABILITATION & SPORTS MEDICINE, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page
- - ------------------------------                                              ----

Item 1.  Financial Statements:

         Balance Sheets - March 31, 1996
         and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .  1

         Consolidated Statements of Earnings - Three Months Ended
         March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .  2

         Consolidated Statements of Shareholders' Equity -
         Three Months Ended March 31, 1996 and 1995. . . . . . . . . . . . .  3

         Statements of Cash Flows - Three Months Ended
         March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .  4

         Notes to Consolidated Financial Statements. . . . . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . 11


PART II - OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 17

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                           March 31,  December 31,
                                                                             1996        1995
                                                                          ----------- ------------
                                                                          (Unaudited)
                                                            ASSETS

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $    535     $    272
  Patient accounts receivable, net (Note 2). . . . . . . . . . . . . . . .    14,649       14,000
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .       293          680
  Refundable income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        12            7
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       631          723
                                                                            --------     --------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    16,120       15,682
                                                                            --------     --------

Property and equipment, net (Note 3) . . . . . . . . . . . . . . . . . . .     2,612        2,774
                                                                            --------     --------

Other Assets:
  Intangible assets, at cost, less accumulated amortization (Note 4) . . .    49,855       49,947
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       519          466
                                                                            --------     --------
Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50,374       50,413
                                                                            --------     --------

                                                                            $ 69,106     $ 68,869
                                                                            --------     --------
                                                                            --------     --------


                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term obligations (Note 5) . . . . . . . . . .  $  5,904     $  2,655
  Notes payable and other obligations, current portion . . . . . . . . . .       696          438
  Line of credit (Note 6). . . . . . . . . . . . . . . . . . . . . . . . .    11,233       11,033
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       714          868
  Accrued liabilities (Note 7) . . . . . . . . . . . . . . . . . . . . . .     2,898        2,515
  Accrued income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .     1,140          996
  Deferred income taxes, current portion (Note 8). . . . . . . . . . . . .     1,124        1,123
                                                                            --------     --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    23,709       19,628
                                                                            --------     --------

Notes payable and other obligations, less current portion. . . . . . . . .        12          577
                                                                            --------     --------

Deferred income taxes, less current portion (Note 8) . . . . . . . . . . .     1,383        1,383
                                                                            --------     --------

Long-term obligations, less current maturities (Note 5). . . . . . . . . .     3,644        8,089
                                                                            --------     --------

Redeemable common stock, 41,667 shares issued and
  outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       375          375
                                                                            --------     --------

Nonredeemable Shareholders' Equity:
  Preferred stock - $.01 par value, 5,000,000 shares authorized;
    none issued and outstanding. . . . . . . . . . . . . . . . . . . . . .        --           --
  Common stock -- $.01 par value, 20,000,000 shares authorized;
    8,118,710 and 8,003,981 shares issued and outstanding. . . . . . . . .        81           80
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .    33,807       33,010
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,095        5,727
                                                                            --------     --------
                                                                              39,983       38,817
                                                                            --------     --------

                                                                            $ 69,106     $ 68,869
                                                                            --------     --------
                                                                            --------     --------

      The accompanying notes are an integral part of these balance sheets.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1996           1995
                                                      -----------    -----------

Net revenues . . . . . . . . . . . . . . . . . . .   $    10,418    $     6,951
Cost of revenues . . . . . . . . . . . . . . . . .         6,353          3,469
                                                     -----------    -----------
Gross profit . . . . . . . . . . . . . . . . . . .         4,065          3,482
                                                     -----------    -----------
Operating expenses:
Selling, general and administrative expenses . . .         2,439          1,906
Depreciation and amortization. . . . . . . . . . .           551            340
                                                     -----------    -----------
                                                           2,990          2,246
                                                     -----------    -----------

Operating income . . . . . . . . . . . . . . . . .         1,075          1,236
                                                     -----------    -----------
Nonoperating income (expense):
Interest expense . . . . . . . . . . . . . . . . .          (428)           (79)
Interest income. . . . . . . . . . . . . . . . . .             3              7
                                                     -----------    -----------
                                                            (425)           (72)
                                                     -----------    -----------

Earnings before income taxes . . . . . . . . . . .           650          1,164
                                                     -----------    -----------

Income taxes (Note 8). . . . . . . . . . . . . . .           282            460
                                                     -----------    -----------

Net earnings . . . . . . . . . . . . . . . . . . .   $       368     $      704
                                                     -----------    -----------
                                                     -----------    -----------

Net earnings per common share:
Primary. . . . . . . . . . . . . . . . . . . . . . .  $      0.04    $     0.10
                                                      -----------   -----------
                                                      -----------   -----------
Fully diluted. . . . . . . . . . . . . . . . . . . .  $      0.04    $     0.09
                                                      -----------   -----------
                                                      -----------   -----------

Weighted average number of common and
common equivalent shares outstanding:
Primary. . . . . . . . . . . . . . . . . . . . . . .        8,340         7,336
                                                      -----------   -----------
                                                      -----------   -----------
Fully diluted. . . . . . . . . . . . . . . . . . . .        8,411         7,701
                                                      -----------   -----------
                                                      -----------   -----------


        The accompanying notes are an integral part of these statements.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the Year Ended December 31, 1995
              and the Three Months Ended March 31, 1996 (unaudited)
                                 (In thousands)


                                                                                 Nonredeemable Shareholders' Equity
                                                                          ------------------------------------------------
                                                         Redeemable
                                                        Common Stock      Common Stock     Additional
                                                        ------------      ------------      Paid-In     Retained
                                                       Shares   Amount   Shares   Amount    Capital     Earnings     Total
                                                       ------   ------   ------   ------   ----------   --------     -----
Balance at December 31, 1994 . . . . . . . . . . . .       --   $   --    7,000   $   70   $   24,237   $  4,134   $ 28,441

Common stock issued in connection with clinic
  acquisition. . . . . . . . . . . . . . . . . . . .       42      375       --       --           --         --         --
Common stock issued in connection with clinic
  acquisitions (including 536 shares released
  in January 1996) . . . . . . . . . . . . . . . . .       --       --      781        8        6,527         --      6,535
Warrants issued in connection with clinic
  acquisitions . . . . . . . . . . . . . . . . . . .       --       --       --       --          160         --        160
Additional common stock issued in connection
  with 1994 acquisition of six clinics in Maryland
  attributed to their earn-out . . . . . . . . . . .       --       --      122        1          974         --        975
Common stock issued in connection with a
  promissory note conversion related to a 1994
  acquisition in Hawaii. . . . . . . . . . . . . . .       --       --      101        1          812         --        813
Common stock options issued in exchange for
  commissions related to acquisitions. . . . . . . .       --       --       --       --          300         --        300
Net earnings for the year. . . . . . . . . . . . . .       --       --       --       --           --      1,593      1,593
                                                       ------   ------   ------   ------   ----------   --------   --------

Balance at December 31, 1995 . . . . . . . . . . . .       42   $  375    8,004   $   80   $   33,010   $  5,727   $ 38,817

Common stock issued in connection with
  exercise of options. . . . . . . . . . . . . . . .       --       --       27       --          143         --        143
Common stock issued in connection with 1993
  acquisition in Nevada attributed to an earnout . .       --       --       21       --          173         --        173
Common stock issued in connection with a
  promissory note conversion related to a
  1995 acquisition in California . . . . . . . . . .       --       --       66        1          481         --        482
Net earnings for the period. . . . . . . . . . . . .       --       --       --       --           --        368        368
                                                       ------   ------   ------   ------   ----------   --------   --------

Balance at March 31, 1996. . . . . . . . . . . . . .       42   $  375    8,118   $   81   $   33,807   $  6,095   $ 39,983
                                                       ------   ------   ------   ------   ----------   --------   --------
                                                       ------   ------   ------   ------   ----------   --------   --------

        The accompanying notes are an integral part of these statements.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                            --------------------------
                                                                                               1996            1995
                                                                                            ----------      ----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      368      $      704
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         551             340
    Loss on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5)              1
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             306
    Change in assets and liabilities, net of effects from acquisitions:
      Patient accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . .        (649)           (489)
      Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         383             187
      Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . .          39             (47)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (154)             76
      Accrued liabilities and income taxes . . . . . . . . . . . . . . . . . . . . . . . .         527             363
                                                                                            ----------      ----------

        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .       1,060           1,441
                                                                                            ----------      ----------

Cash flows from investing activities:
  Additions to property and equipment, net of amounts
    purchased in acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (37)           (127)
  Acquisitions, including other direct costs, net of cash acquired . . . . . . . . . . . .          --          (4,790)
  Other transactions, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          44              --
                                                                                            ----------      ----------

        Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . .           7          (4,917)
                                                                                            ----------      ----------

Cash flows from financing activities:
  Net proceeds from short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . .         200           3,212
  Payments on notes payable and long-term obligations. . . . . . . . . . . . . . . . . . .      (1,147)            (37)
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .         143              --
                                                                                            ----------      ----------

        Net cash (used in) provided by financing activities. . . . . . . . . . . . . . . .        (804)          3,175
                                                                                            ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .         263            (301)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .         272           1,085
                                                                                            ----------      ----------

Cash and cash equivalents at end of the period . . . . . . . . . . . . . . . . . . . . . .  $      535      $      784
                                                                                            ----------      ----------
                                                                                            ----------      ----------

Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      409      $       49
                                                                                            ----------      ----------
                                                                                            ----------      ----------
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      138      $       --
                                                                                            ----------      ----------
                                                                                            ----------      ----------

Supplemental schedule of noncash and financing activities:
  Acquisition of clinics:
    Cost of acquisitions in excess of fair market value of net assets received . . . . . .  $       --      $    8,152
    Liabilities assumed or issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           3,206
    Common stock issued in connection with acquisitions. . . . . . . . . . . . . . . . . .         173             506
    Warrant value issued in connection with acquisitions . . . . . . . . . . . . . . . . .          --             160
    Tangible assets acquired in connection with acquisitions . . . . . . . . . . . . . . .          --             791
    Common stock issued in connection with conversion of note. . . . . . . . . . . . . . .         482              --

        The accompanying notes are an integral part of these statements.

        PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for the three months ended March 31, 1996 and 1995, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in its Form 10-K as filed with the Securities and Exchange Commission. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods.

     Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996 or any portion thereof.


NOTE 2 -- PATIENT ACCOUNTS RECEIVABLE

     Patient accounts receivable consist of:

                                                      March 31,     December 31,
                                                        1996           1995
                                                     -----------    ------------
                                                     (Unaudited)

Gross accounts receivable. . . . . . . . . . . . .   $   20,947      $   20,866
  Less allowance for doubtful accounts
    and contractual adjustments. . . . . . . . . .        6,298           6,866
                                                     ----------      ----------
  Total patient accounts receivable, net . . . . .   $   14,649      $   14,000
                                                     ----------      ----------
                                                     ----------      ----------


     The allowance for contractual adjustments represents an estimate of the difference between the amount billed by the Company and the amount which the patient, third-party payor or other party is contractually obligated to pay the Company. The allowance for revenue adjustments was $2,483 at March 31, 1996 and $2,674 at December 31, 1995. During the three months ended March 31, 1996 and 1995, revenue adjustments amounted to approximately $2,747 and $1,622, respectively, and have been netted against revenues in the accompanying consolidated statements of earnings. During the three months ended March 31, 1996 and 1995, bad debt expense amounted to approximately $611 and $461, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.


NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                      March 31,     December 31,
                                                        1996           1995
                                                     -----------    ------------
                                                     (Unaudited)

Autos. . . . . . . . . . . . . . . . . . . . . . .   $        2      $       32
Office equipment . . . . . . . . . . . . . . . . .        1,441           1,429
Physical therapy equipment . . . . . . . . . . . .        2,173           2,173
Leasehold improvements . . . . . . . . . . . . . .          969             929
                                                     ----------      ----------
                                                          4,585           4,563
Less accumulated depreciation and amortization . .        1,973           1,789
                                                     ----------      ----------
                                                     $    2,612      $    2,774
                                                     ----------      ----------
                                                     ----------      ----------

        PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 4 -- INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                      March 31,     December 31,
                                                        1996           1995
                                                     -----------    ------------
                                                     (Unaudited)

Cost of acquisitions in excess of the fair value
  of net assets acquired . . . . . . . . . . . . .   $   51,678      $   51,453
Lease costs. . . . . . . . . . . . . . . . . . . .          205             205
Covenant not-to-compete. . . . . . . . . . . . . .          231             231
Organizational costs . . . . . . . . . . . . . . .           75              75
                                                     ----------      ----------
                                                         52,189          51,964
Less accumulated amortization. . . . . . . . . . .        2,334           2,017
                                                     ----------      ----------
                                                     $   49,855      $   49,947
                                                     ----------      ----------
                                                     ----------      ----------

     The Company uses a forty-year estimate of the useful life of the cost of acquisitions in excess of the fair value of net assets acquired. This life is based on an analysis of industry practice and the factors influencing the acquisition decision. These factors include clinic location, referral sources, profitability and general industry outlook. The Company reviews for asset impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of the cost of acquisition in excess of the fair value of net assets acquired may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from operating activity of each acquired business. If these estimated net cash flows are less than the carrying amount of the cost of acquisition in excess of the fair value of net assets acquired, the Company recognizes an impairment loss in an amount necessary to write down the cost of acquisition in excess of the fair value of net assets acquired to a fair value as determined from expected future cash flows. To date, no write-down for impairment loss has been recorded.

     The assets acquired and liabilities assumed in connection with acquisitions are recorded at their respective fair values as of the related dates of acquisition. Deferred taxes have been recorded to give effect to the differences between the fair values and tax bases of the assets acquired and liabilities assumed.

     Amortization expense for the three months ended March 31, 1996 and 1995 was $347 and $187, respectively.


NOTE 5 -- LONG-TERM OBLIGATIONS

     Long-term debt consists of the following:

                                                      March 31,     December 31,
                                                        1996           1995
                                                     -----------    ------------
                                                     (Unaudited)

9.5% unsecured note payable to an individual,
  due in monthly installments of $7, including
    interest . . . . . . . . . . . . . . . . . . . . $      162      $      179
8.5% unsecured note payable to an individual,
  due in monthly installments of $8, including
  interest. Interest increases to 9.0% after
  August 15, 1996 and a balloon payment of
  unpaid principal of $757 is due March 1, 1997. . .        780             786
5% unsecured long-term obligation to a corporation,
  due in two annual installments of $450, plus
  interest, which commenced May 1, 1995.  Interest
  increases to 8.0% after May 1, 1996 and the final
  installment is due March 1, 1997 . . . . . . . . .        450             450
5% unsecured convertible note payable to an
  individual, plus interest, due May 1, 1996 . . . .        200             200

        PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 5 -- LONG-TERM OBLIGATIONS (CONTINUED)

     Long-term debt consists of the following:

                                                                        March 31,     December 31,
                                                                          1996           1995
                                                                       -----------    ------------
                                                                       (Unaudited)
4.75% unsecured convertible note payable to an individual,
  $40 due on May 1, 1996.  Interest increases to 6.75% after
  May 1, 1996 and remaining $100, plus interest, due
  March 1, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .         140             140
Obligation in connection with non-compete agreement,
  due in three annual installments of $47,
  which commenced June 1, 1995 . . . . . . . . . . . . . . . . . . . .          93              93
4.75% unsecured convertible note payable to a corporation,
  plus interest, due May 1, 1996 . . . . . . . . . . . . . . . . . . .         100             100
4.75% unsecured convertible note payable to a corporation,
  due in two annual installments of $35, plus interest,
  which commenced May 1, 1995. . . . . . . . . . . . . . . . . . . . .          35              35
7% unsecured convertible note payable to a corporation,
  due in two annual installments of $40, plus interest,
  which commenced March 1, 1996. . . . . . . . . . . . . . . . . . . .          80              80
7% unsecured convertible note payable to an individual,
  due in two annual installments of $522, plus interest,
  which commenced March 1, 1996. . . . . . . . . . . . . . . . . . . .         522           1,045
7% unsecured convertible note payable to an individual, plus
  interest, due March 1, 1997. . . . . . . . . . . . . . . . . . . . .         175             175
7% unsecured convertible note payable to a corporation,
  plus interest, due February 28, 1996 . . . . . . . . . . . . . . . .          --             450
8% unsecured note payable to an individual, due in installments of $200, plus interest, March 1, 1996 and May 1, 1996, Quarterly interest payments through December 1996, $625, plus interest, due
  February 28, 1997 and $225, plus interest, due March 1, 1997.
  Interest increases to 9.0% after March 1, 1996 . . . . . . . . . . .       1,050           1,250
9% unsecured note payable to a corporation, plus interest,
  due March 1, 1997.  Interest increases to 12.0% after
  March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,000           1,000
6.25% unsecured note payable to an individual, due in
  monthly installments of $4, including interest . . . . . . . . . . .         108             119
8% unsecured note payable to a corporation, plus interest
  due January 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .         175             175
Unsecured note payable to a bank, due in monthly installments of $3, including interest.  Interest is variable, and was 9.5%
  at December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .         112             118
$125 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%) . . . . . . . . . . .         114             111
$125 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%) . . . . . . . . . . .         114             111
$300 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%) . . . . . . . . . . .         272             267

        PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 5 -- LONG-TERM OBLIGATIONS (CONTINUED)

     Long-term debt consists of the following:

                                                                  March 31,     December 31,
                                                                    1996           1995
                                                                 -----------    ------------
                                                                 (Unaudited)
8% unsecured note payable to a corporation, plus interest
  due June 30, 1997. . . . . . . . . . . . . . . . . . . . . . .        150            150
8% unsecured note payable to an individual, plus interest,
  due June 30, 1997. . . . . . . . . . . . . . . . . . . . . . .        143            143
8% unsecured note payable to an individual, plus interest,
  due June 30, 1997. . . . . . . . . . . . . . . . . . . . . . .        285            285
8% unsecured note payable to an individual, plus interest,
  due June 30, 1997. . . . . . . . . . . . . . . . . . . . . . .        143            143
8% unsecured note payable to an individual, plus interest,
  due in two annual installments commencing June 30, 1996. . . .        132            132
$300 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%) . . . . . . . .        272            267
7% unsecured convertible note payable to an individual,
  plus interest, due June 30, 1997.  If note is converted, no
  interest will be deemed to have accrued. . . . . . . . . . . .        575            575
7% unsecured convertible note payable to an individual,
  plus interest, due June 30, 1997.  If note is converted, no
  interest will be deemed to have accrued. . . . . . . . . . . .        575            575
$405 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%) . . . . . . . .        380            372
8% unsecured note payable to an individual, plus interest,
  due in two installments commencing December 15, 1996 . . . . .        945            945
Obligation in connection with non-compete agreement,
  due in monthly installments of $1, plus interest . . . . . . .         60             62
8% unsecured note payable to an individual, due in monthly
  installments of $8, including interest . . . . . . . . . . . .         40             63
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        166            148
                                                                  ---------     ----------
                                                                      9,548         10,744
Less current maturities. . . . . . . . . . . . . . . . . . . . .      5,904          2,655
                                                                  ---------     ----------
                                                                  $   3,644     $    8,089
                                                                  ---------     ----------
                                                                  ---------     ----------

     Maturities of long-term debt are as follows:

          Year Ending
           March 31,
          -----------
             1997. . . . . . . . . . . . . . . . . . . $  5,904
             1998. . . . . . . . . . . . . . . . . . .    3,431
             1999. . . . . . . . . . . . . . . . . . .      116
             2000. . . . . . . . . . . . . . . . . . .       65
             2001 and beyond . . . . . . . . . . . . .       32
                                                       --------
                                                       $  9,548
                                                       --------
                                                       --------

        PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 6 -- LINE OF CREDIT

     The Company has with Bank of America Oregon a $12,500 credit facility (the "Line of Credit"). The Line of Credit interest rate, at the option of the Company, is a floating rate generally based on a defined prime rate plus 1.0% (9.25% as of March 31, 1996) or a fixed rate related to an offshore rate plus 2.5% (7.9063% as of March 31, 1996). To the extent that the Borrowing Base (defined in the Line of Credit agreement as 85% of certain net accounts receivable or 85% of a calculated revenue amount) is below the $12,500 maximum, the Line of Credit is limited to the Borrowing Base. The Borrowing Base was approximately $11,700 at March 31, 1996. The Line of Credit expires on July 1, 1996. The Company had borrowings under the Line of Credit of $11,233 at March 31, 1996, $11,000 of which was locked up at 30 day off shore rates ranging from 7.9063% to 7.9375%.

     The Line of Credit contains three conditions, each of which must be satisfied at all times. Failure to satisfy these conditions could result in the Company being declared in default by Bank of America Oregon under the Line of Credit. As of March 31, 1996, the Company was in compliance with the conditions as set forth in the agreement with the Bank. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).


NOTE 7 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                  March 31,   December 31,
                                                    1996         1995
                                                 -----------  ------------
                                                 (Unaudited)

  Accrued compensation . . . . . . . . . . .       $  1,142     $    604
  Accrued professional fees. . . . . . . . .            327          311
  Accrued interest . . . . . . . . . . . . .            421          402
  Other accrued liabilities. . . . . . . . .          1,008        1,198
                                                   --------     --------
                                                   $  2,898     $  2,515
                                                   --------     --------
                                                   --------     --------

        PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)



NOTE 8 -- INCOME TAXES

     The income tax provision consists of the following:

                                                     (Unaudited)
                                             For the Three Months Ended
                                                      March 31,
                                             --------------------------
                                                1996           1995
                                             -----------    -----------
     Current . . . . . . . . . . . . . . . .  $      282    $      154
     Deferred. . . . . . . . . . . . . . . .         --            306
                                              ----------    ----------
                                              $      282    $      460
                                              ----------    ----------
                                              ----------    ----------


     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Accordingly, under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.


NOTE 9 -- SUBSEQUENT EVENTS

     In November 1995, the Company entered into an agreement with Horizon/CMS Healthcare Corporation ("Horizon") under which the Company was to be merged into and with a subsidiary of Horizon, pursuant to a merger agreement unanimously approved by the Boards of Directors of both the Company and Horizon. On
March 12, 1996, the Company announced that the proposed merger could not be consummated by April 1, 1996 and that the merger agreement allowed either party to terminate the merger agreement if the merger was not consummated by that date. On April 2, 1996, the Company announced that it had terminated the merger agreement on that date. In connection with the proposed merger with Horizon, the Company incurred certain expenses, including those payable to its counsels, accountants, investment bankers and consultants, which the Company estimates will total, in the aggregate, approximately $975,000. These expenses will be paid in the ordinary course of business and will be accounted for as a one-time non-recurring charge to earnings in the second quarter of 1996. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the Company's Consolidated Financial Statements included elsewhere herein.

GENERAL

     The Company commenced operations in December 1991 by acquiring three limited partnerships, each of which owned and operated an outpatient rehabilitation clinic in Hawaii. As of March 31, 1996, the Company provided comprehensive outpatient rehabilitation and physical therapy services at 72 outpatient rehabilitation clinics in Hawaii, Washington, Oregon, California, Nevada, Arizona, Texas, Mississippi, Florida and Maryland.

     The following table sets forth, as of March 31, 1996, the number of clinic acquisitions completed and additional clinics opened by the Company since 1993:

                                         1993                  1994                  1995          1996
                                  ------------------    ------------------    ------------------   ----
                                  1st  2nd  3rd  4th    1st  2nd  3rd  4th    1st  2nd  3rd  4th    1st
                                  Qtr  Qtr  Qtr  Qtr    Qtr  Qtr  Qtr  Qtr    Qtr  Qtr  Qtr  Qtr    Qtr
                                  ---  ---  ---  ---    ---  ---  ---  ---    ---  ---  ---  ---    ---
Clinics at beginning of period      5    7    7   18     18   18   37   37     39   47   59   74     72
  Clinics acquired                  2    -   11    -      -   17    -    2      8   10   14    -      -
  Clinics opened                    -    -    -    -      -    2    -    -      -    2    1    -      -
  Clinics consolidated              -    -    -    -      -    -    -    -      -    -    -   (2)     -
                                  ------------------    ------------------    ------------------    ---
Clinics at end of period            7    7   18   18     18   37   37   39     47   59   74   72     72
                                  ------------------    ------------------    ------------------    ---
                                  ------------------    ------------------    ------------------    ---

FORWARD LOOKING STATEMENTS

     This report contains certain forward looking statements concerning the Company, including, among others, that the Company intends to continue to expand its operations through internal growth and through a limited number of acquisitions, and cash, cash generated from operations, amounts available under current and future credit facilities and future debt and equity offerings will be sufficient to meet the Company's short and long term cash needs. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from these forward-looking statements.

     These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider, many of which are beyond the Company's control, in evaluating such forward-looking statements, include the assumptions that (i) the Company will not experience unanticipated working capital or other cash requirements and will be able to continue to comply with the terms and conditions of its credit facility and be able to renew or replace its credit facility upon expiration on favorable terms; (ii) the outpatient rehabilitation market will continue to grow and consolidate and the Company will be able to consummate a limited number of strategic acquisitions on favorable terms; (iii) managed care organizations will continue to grow and control more patient referrals, such organizations will continue to demand that providers of outpatient rehabilitation services have a regional presence, and the Company will continue to be able to retain existing contracts and obtain new contracts with managed care organizations; (iv) changes in federal and state legislation and regulations will not further adversely impact the ability of physicians to refer patients to the Company's clinics; (v) reimbursement and utilization rates for the Company's therapy services will not be significantly reduced; (vi) the Company's marketing efforts are successful; and (vii) additional debt or equity capital, if needed, will be available and on terms acceptable to the Company. Investors are directed to the Company's filings with the Securities and Exchange Commission, which are available from the Company without charge, for a more complete description of the risks and uncertainties relating to the Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected consolidated financial information of the Company expressed as a percentage of net revenues:

                                                           Three months ended
                                                                 March 31,
                                                           ------------------
                                                            1996      1995
                                                           ------    ------
          Net revenues                                      100.0 %   100.0 %
          Cost of revenues                                   61.0      49.9
                                                            -----     -----
          Gross profit                                       39.0      50.1
          Operating expenses:
            Selling, general and administrative expenses     23.4      27.4
            Depreciation and amortization                     5.3       4.9
                                                            -----     -----
                                                             28.7      32.3
                                                            -----     -----
          Operating income                                   10.3      17.8
                                                            -----     -----
          Non-operating income (expense):
            Interest expense                                 (4.1)     (1.1)
                                                            -----     -----
                                                             (4.1)     (1.1)
                                                            -----     -----
          Earnings before income taxes                        6.2      16.7
          Income taxes                                        2.7       6.6
                                                            -----     -----
          Net earnings                                        3.5 %    10.1 %
                                                            -----     -----
                                                            -----     -----


THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     NET REVENUES. Net revenues increased $3,467,000, from $6,951,000 in the first quarter of 1995 to $10,418,000 in the first quarter of 1996, an increase of 50%. An increase of $4,648,000 attributable to clinics acquired and opened since March 31, 1995 was offset by a 20% same store decrease of $1,181,000, attributable to clinics which operated in the first quarter of both 1996 and 1995. The same store decrease was primarily due to decreases in net revenues in Hawaii and Baltimore, with Hawaii accounting for approximately two thirds of the decrease. A small portion of the decrease was due to decreased net revenue in Southern California.

     The decrease in Hawaii continues to be attributable primarily to passage in July 1995 of managed care legislation and slow economic conditions. The legislation resulted in reduced reimbursement rates under workers' compensation programs as well as for physical therapy services provided to patients suffering from injuries from automobile and other accidents. Regulations issued under the legislation also reduce the number of approved patient visits, which further reduces the Company's net revenues. The Company believes that the revenue decreases already experienced and those that result from this legislation will be partially offset by the results of marketing programs aimed at generating new referral sources, including the pursuit of contract business with sources such as HMO's, PPO's and other managed care organizations. The Company has obtained some new managed care contracts recently and will continue to pursue this type of business in the future. The Company also believes that as the Hawaii government continues towards reducing health care costs through such actions as lower reimbursement rates and encouraging greater participation in managed care organizations, the Company, because of its regional presence, may capture a greater proportion of such business. The volume of patients from such business could help offset the effects from decreases in patient volume and reimbursement rates. The Company cannot predict with certainty the time period required to achieve revenue improvements, but believes it will be at least through the end of 1996. The Company has also taken and continues to take steps to reduce operating expenses in its Hawaii clinics. Proposals to reform Hawaii's existing no-fault insurance law were introduced in both houses of the legislature in the legislative session which ended in April. Because no agreement was reached with respect to these proposals, the legislature may be called into special session to reconsider them. If passed, these proposals could adversely impact the Company's revenue. In addition, regulations may be proposed in the near future which may further reduce reimbursement rates for personal injuries incurred in automobile and other non-work related accidents. If enacted, such regulations could reduce revenues and adversely impact the Company's earnings.

     The decrease in Baltimore was due primarily to inclement weather. Severe cold weather conditions prevented or discouraged patients from attending their physical therapy sessions and forced the closure of most of the Company's Maryland clinics for a total of seven days during the quarter. The decrease in Southern California was principally due to continuing reduced revenues resulting from the loss of a significant referral source and the loss of a contract.

     COST OF REVENUES. Cost of revenues, which includes salaries, wages, fringe benefits, payroll taxes, rent and other expenses directly associated with the delivery of services to patients, increased $2,884,000, from $3,469,000 in the first quarter of 1995 to $6,353,000 in the first quarter of 1996, an increase of 83%. Of this increase $2,709,000 was attributable to clinics acquired and opened since March 31, 1995 and $175,000 was attributable to clinics which operated in the first quarter of both 1996 and 1995. Cost of revenues as a percentage of net revenues was 61.0% and 49.9% for the first quarter of 1996 and 1995, respectively. The increase was primarily a result of decreased net revenues in Hawaii and Baltimore (while costs were not similarly decreased).

     GROSS PROFIT. Gross profit increased $583,000, from $3,482,000 in the first quarter of 1995 to $4,065,000 in the first quarter of 1996, an increase of 17%. Gross profit for clinics which operated in the first quarter of both 1996 and 1995 decreased from 49% to 32%, primarily as a result of the decrease in net revenues for same store clinics as discussed above. Gross margin for clinics opened or acquired since March 31, 1995, in the aggregate, was 44% in the first quarter of 1996. Gross profit represented 39.0% and 50.1% of net revenues for the first quarters of 1996 and 1995, respectively. The decrease in the gross profit margin was due primarily to the decreases in net revenues in Hawaii, Baltimore and Southern California. As a result of changes such as those discussed above regarding Hawaii, which historically had gross profit margins in excess of industry averages, the Company does not anticipate that gross profit margins will return to historical levels.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include expenses incurred in managing and operating the clinics, as well as all corporate expenses. These expenses increased $533,000, from $1,906,000 in the first quarter of 1995 to $2,439,000 in the first quarter of 1996, an increase of 28%. Of this increase, $524,000 was due to clinics acquired and opened by the Company since March 31, 1995 and $9,000 resulted from clinics which operated in the first quarter of both 1996 and 1995. Selling, general and administrative expenses represented approximately 23.4% and 27.4% of net revenues in the first quarter of 1996 and 1995, respectively. Selling, general and administrative expenses, as a percentage of net revenues decreased slightly due to percentage increases resulting from decreased net revenues in Hawaii, offset primarily by acquisition of clinics with lower average costs as a percentage of net revenues than the clinics owned at March 31, 1995.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $211,000, from $340,000 in the first quarter of 1995 to $551,000 in the first quarter of 1996. The increase in depreciation and amortization expense is the result of tangible and intangible assets acquired in connection with acquisitions made by the Company in 1995 as outlined under the caption "General" above.

     NON-OPERATING INCOME (EXPENSE). Interest expense increased $349,000, from $79,000 in the first quarter of 1995 to $428,000 in the first quarter of 1996. The increase was due primarily to interest expense associated with debt incurred in connection with acquisitions made by the Company in 1995.

     INCOME TAXES. The Company's effective tax rate increased to 43% in the first quarter of 1996 from 40% in the first quarter of 1995. The increase in the effective tax rate is primarily a result of more acquisitions being completed as acquisition-of-stock transactions, therefore resulting in goodwill associated with such transactions that is non-deductible for tax purposes, and a decrease in earnings before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and acquisitions of clinics have been financed primarily by a private placement of common stock in 1992, the Company's initial public offering of common stock in 1994, increased bank borrowings, additional debt and stock to sellers and cash generated from operations.

     As of March 31, 1996, current liabilities exceeded current assets, resulting in negative working capital of $7,589,000, including $535,000 in cash and cash equivalents. The principal reason for this negative working capital was the Company's acquisition activity in 1994 and 1995. During this period, the Company acquired a total of 51 clinics. Portions of the purchase price were paid in the form of term debt payable in 1996 and 1997; to the extent due on or before March 31, 1997, these obligations are included in current liabilities. The increase in cash and cash equivalents from $272,000 at December 31, 1995 to $535,000 at March 31, 1996 was primarily the result of $200,000 of proceeds from short-term borrowings and $143,000 of proceeds from issuance of common stock in connection with the exercise of stock options.

     Net patient accounts receivable increased $649,000 to $14,649,000 during the first quarter of 1996, primarily as a result of an increase in the number of days of average net revenues in ending net patient accounts receivable. The number of days of average net revenues in ending net patient accounts receivable was 125 at March 31, 1996 compared to 122 at December 31, 1995. The Company continues to focus its cash collection policies, systems and efforts to minimize collection time. The rate at which the Company collects accounts receivable is sufficient to satisfy the Company's operating cash needs. The Company does not believe it has any material unsettled claims or other contingencies with respect to third party payors and historically has not experienced any material disputes with respect to third party payors.

     Long-term obligations, line of credit and notes payable and other obligations decreased $1,303,000 to $21,489,000 during the first quarter of 1996. This decrease was primarily due to the conversion of a $450,000 acquisition note into shares of common stock and payment of other acquisition related debt and obligations. At March 31, 1996, notes payable with aggregate principal amounts of $3,658,000 may be converted into approximately 465,000 shares of common stock, including an additional amount representing unpaid interest, at $7.00 to $8.75 per share. During December 1995, the Company restructured the repayment terms with the holders of approximately $3,200,000 of its debt and obligations previously incurred in connection with acquisitions (the "Acquisition Debt"). In exchange for deferring payment of principal until 1997, the Company agreed to pay such holders interest of up to 9% per annum, except in one case where the applicable interest rate increased to 12% per annum from 9% per annum on March 31, 1996. Due dates for debt and obligations in the following amounts were amended to become due in 1997 as compared to original due dates that occurred in the following quarters: first quarter 1996, $1,900,000; second quarter 1996, $500,000; and third quarter 1996, $800,000. SEE NOTE 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     In June 1995, the Company acquired a physical therapy practice for a combination of cash and 41,700 shares of the Company's stock. The shares of stock were subject to redemption at the request of the shareholder upon written notice, if such shares of stock were not registered under the Securities Act of 1933 within 180 days from the closing date of the acquisition of the practice. In December 1995, the Company received written notice of a shareholder's request to redeem 20,833 shares of stock at $7.875 per share.

     The Company has, with Bank of America Oregon, a credit facility (the "Line of Credit") secured by the assets of the Company, under which the maximum borrowing is $12,500,000. To the extent the Borrowing Base (as defined in the Line of Credit agreement as 85% of certain net accounts receivable or 85% of a calculated revenue amount) is below the $12,500,000 maximum, the Line of Credit is limited to the Borrowing Base. Applying this 85% figure, at March 31, 1996 the Borrowing Base was approximately $11,700,000 as compared to borrowings under the line of credit facility which were approximately $11,233,000. The Line of Credit expires on July 1, 1996. The Company believes it can obtain a renewal or replacement of the Line of Credit; there can be no assurance, however, that the Company will be successful in obtaining such renewal or replacement. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Line of Credit contains three conditions, each of which must be satisfied at all times. Failure to satisfy these conditions could result in the Company being declared in default by Bank of America Oregon under the Line of Credit. The Company was in compliance with these covenants as of March 31, 1996. As a result of a one-time non-recurring charge for expenses, estimated at $975,000, arising from the termination of the proposed merger with Horizon/CMS Healthcare Corporation and earnings projected now to be lower than those upon which the bank covenants are based, the Company anticipates not being in compliance with at least one of these covenants as of the June 30, 1996 measurement date. The Company has notified the bank of this possibility and the bank and the Company are in negotiations regarding revisions to the convenants. If the Company is unable to comply with these covenants and is unable to reach agreement with the bank, the bank may declare the Company in default under the Line of Credit agreement, in which case the bank could demand immediate payment of all amounts outstanding under the Line of Credit agreement or, in light of the expiration of the Line of Credit agreement on July 1, 1996, could decline to renew the Line of Credit agreement on terms acceptable to the bank and the Company.

     The Company expects that its principal use of funds in the future will be for debt repayments, working capital, payments pursuant to earn-out arrangements, a limited number of additional acquisitions and purchases of property and equipment. During 1995, the Company purchased 32 clinics for approximately $27,803,000, plus an additional $2,565,000 if certain pre-tax profit levels are achieved by certain clinics. Of the $27,803,000, $11,371,000 was paid in cash at closing, $100,000 was paid in cash in January 1996, $337,500 was paid in cash in March 1996, $577,500 will be paid in cash in March 1997, $3,982,000 was in the form of convertible promissory notes, and $4,364,000 was in the form of non-convertible promissory notes, due on dates in 1996, 1997 and 1998, $160,000 was in the form of common stock warrants and $6,911,000 was in the form of the Company's Common Stock. Up to an additional $2,190,000 in cash will be paid on dates through the year 2000 if certain pre-tax profits are met at certain of the acquired clinics.

     On April 2, 1996 the Company announced that it had terminated its merger agreement with Horizon/CMS Healthcare Corporation ("Horizon"), on that date. In connection with the proposed merger with Horizon, the Company incurred certain expenses, including those payable to its counsels, accountants, investment bankers and consultants, which the Company estimates will total, in the aggregate, approximately $975,000. These expenses will be paid in the ordinary course of business and will be accounted for as a one-time non-recurring charge to earnings in the second quarter of 1996.

     The Company's cash requirements for the next 12 months and long-term cash needs are expected to be met from existing cash, cash flow from operations, Line of Credit borrowings, and future equity and debt financings. Although the Company is currently negotiating with certain private parties for an infusion of capital, no assurance can be given that the Company will be able to obtain capital on favorable terms or at all. Borrowings under the Line of Credit or other debt source or equity financings may adversely affect the Company's earnings or result in dilution to holders of the Company's Common Stock.

     The Company's growth strategy will require expanded patient services and support, increased personnel throughout the Company and expanded operational, financial and information systems to better produce, collect, analyze and report statistical data used to monitor and manage the Company's patient care delivery activities. These factors will affect future results of operations and liquidity. The Company's strategy is to continue to expand its operations through internal growth and a limited number of acquisitions. While the Company continues to be engaged in discussions with prospective acquisition candidates and is in the process of exchanging information with certain of these candidates, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company, or that any such acquisitions will occur.

     The health care industry is generally experiencing a trend toward cost containment as private and governmental payors seek to respond to rapidly escalating healthcare costs. One type of response has been to place limitations on reimbursement rates by capping or lowering fees or restricting the number of treatments which will be reimbursed for any given condition. All of the states in which the Company currently conducts business have fee schedules which limit the reimbursement rates under workers' compensation programs and, in some cases, reimbursement rates for physical injuries incurred in automobile and other accidents. The Company expects that legislation limiting the reimbursement of fees for various outpatient services, including physical therapy services, will become more prevalent.

     Reimbursement for the Company's services may also be limited by third-party payors, such as insurers and managed care organizations. Such payors often limit the amount of fees per visit, regardless of the number or type of therapies applied to the patient, or otherwise limit by the terms of the managed care contract the amount of fees which may be charged. The Company expects the trend toward third-party payor limiting of reimbursement levels for various outpatient services, including outpatient rehabilitation services, will continue.

     As a consequence, there can be no assurance that reimbursement for the Company's rehabilitation services will remain at current levels. The reduction of, or limits upon, reimbursement levels for the Company's services may adversely affect the profitability of or demand for the Company's services and could have an adverse impact on the Company's financial condition and liquidity. In addition, such payors are expected to continue to develop programs designed to control or reduce the cost of healthcare services, some of which may adversely affect the profitability of or demand for the Company's services.

     The Company reviews intangible assets acquired for impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of the intangible asset acquired may not be recoverable. To perform that review, the Company estimates the sum of future expected undiscounted net cash flows from the intangible asset acquired. If the estimated net cash flows are less than the carrying amount of the intangible asset acquired, the Company recognizes an impairment loss in the amount necessary to write down the intangible asset acquired to a value as determined from expected discounted future cash flows. The effect of potential reductions in the carrying value of intangible assets acquired could have a negative impact on future earnings. Intangibles as a percentage of total assets have grown as a result of the Company's acquisition of more than 50 clinics from December 1993 through September 1995. The Company does not expect this trend to continue as it does not anticipate acquiring clinics in the future at the rate it has in the past.

     In order to conserve capital resources, the Company's policy is to lease its facilities. As of March 31, 1996 the Company had no material commitments to purchase capital assets.

     The Company can increase the amount billed only for those services that are not subject to prescribed rate limits either through legislation or by agreement. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect earnings in the future.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------

(a) The exhibits filed as part of this report are listed below:

     Exhibit No.
     -----------
        11       Statement regarding computation of per share earnings




(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 1996


                              PACIFIC REHABILITATION & SPORTS MEDICINE, INC.

                              By: /s/ BILL BARANCIK
                                  -----------------
                              Bill Barancik
                              Chairman of the Board, President and
                              Chief Executive Officer
                              (Principal Executive Officer)



                              By: /s/ WILLIAM A. NORRIS
                                  ---------------------
                              William A. Norris
                              Executive Vice President-Finance and
                                Administration
                              (Principal Financial Officer)