Form 10-K405/A
period 1995-12-31
PACIFIC REHABILITATION & SPORTS MEDICINE INC
filed 1996-06-13
CIK 910109

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  AMENDMENT NO. 1 TO
                                    FORM 1O-K/A


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended: December 31, 1995

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________
                           Commission File Number : 0-23472

                    PACIFIC REHABILITATION & SPORTS MEDICINE, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                      93-1072052
    (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

                           8100 NE PARKWAY DRIVE, SUITE 190
                             VANCOUVER, WASHINGTON 98662
                (Address of principal executive offices and zip code)
                                    (360)-260-8130
                  (Registrants telephone number including area code)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             COMMON STOCK, $.01 PAR VALUE
                                   (Title of Class)

                                  ------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:    Yes [ X ]    No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K, or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $32,921,661 as of March 20, 1996, based upon the last sales price as reported on the Nasdaq Stock Market.

    The number of shares outstanding of the Registrant's Common Stock as of March 20, 1996 was 8,172,812 shares.

              The Index to Exhibits appears on page 16 of this document.

                                  ------------------

                         DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant has incorporated into Part III of Form 10-K, by reference, portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held June 21, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    PACIFIC REHABILITATION & SPORTS MEDICINE, INC.
                             AMENDMENT NO. 1 TO FORM 10-K/A
                                  TABLE OF CONTENTS


                                        PART I

                                                                            Page
                                                                            ----
Item 1   Business............................................................ 1

Item 2   Properties.......................................................... 5

Item 3   Legal Proceedings................................................... 6

Item 4   Submission of Matters to a Vote of Security Holders................. 6

                                       PART II


Item 5   Market for the Registrant's Common Equity
         and Related Stockholder Matters..................................... 6

Item 6   Selected Financial Data............................................. 6

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 7

Item 8   Financial Statements and Supplementary Data.........................15

Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure..............................15



                                       PART III


Item 10  Directors and Executive Officers of the Registrant..................15

Item 11  Executive Compensation..............................................15

Item 12  Security Ownership of Certain Beneficial Owners
         and Management......................................................15

Item 13  Certain Relationships and Related Transactions......................16


                                       PART IV


Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.................................................16

                                        PART I

ITEM 1. BUSINESS

INTRODUCTION


    Pacific Rehabilitation and Sports Medicine, Inc. (the "Company") provides physical therapy services to persons suffering from work, sports and accident related injuries. In March 1994, the Company merged with Pacific Rehab, Inc., an Oregon corporation. By way of closings on April 21, 1994 and May 9, 1994, the Company concluded an initial public offering of 2,760,000 shares of common stock (of which the Company sold 2,560,000 shares) at $6 per share (the "Offering").

    During 1994, the Company acquired 19 additional clinics in 12 transactions and opened two new clinics. At December 31, 1994, the Company owned and operated a total of 39 clinics located in eight states.

    In the first quarter of 1995, the Company acquired eight clinics in six different transactions. One of the acquisitions occurred in Tacoma, Washington and represented a new market for the Company. The remaining five acquisitions strengthened the Company's presence in the Southern California, Miami, Florida, and Baltimore, Maryland markets.

    In the second quarter of 1995 the Company acquired ten additional clinics in seven transactions and opened two new clinics. In April, the Company increased its presence in the Las Vegas, Nevada area when it acquired a practice with two clinics. In June, the Company substantially increased its presence in Western Washington when it acquired practices with clinics located in Silverdale, Tumwater, Chehalis, Kirkland, and Seattle, Washington. As of the end of the second quarter, the Company owned and operated 59 clinics.

    In the third quarter of 1995, the Company acquired fourteen additional clinics, including thirteen in the new market area of Portland, Oregon. The Company opened a new clinic in the Baltimore, Maryland area during the same time period. As of the end of the third quarter, the Company owned and operated a total of 74 clinics. During the fourth quarter, the Company closed and consolidated two clinics in Hawaii. At December 31, 1995 the Company owned and operated a total of 72 clinics located in the states of Oregon, Washington, California, Nevada, Hawaii, Arizona, Texas, Mississippi, Florida and Maryland.


    In November 1995, the Company entered into an agreement with Horizon/CMS Healthcare Corporation ("Horizon") under which the Company was to be merged into and with a subsidiary of Horizon, pursuant to a merger agreement unanimously approved by the Boards of Directors of both the Company and Horizon. Under the terms of the agreement, the Company's shareholders were to receive .3483 shares of Horizon common stock for each share of the Company's common stock. On March 12, 1996, the Company announced that the proposed merger could not be consummated by April 1, 1996 and that the merger agreement allowed either party to terminate the merger agreement if the merger was not consummated by that date. The Company also announced that neither party was willing to extend the termination date under the merger agreement's existing terms and that the parties were in discussion and considering alternatives. On April 2, 1996, the Company announced that it had terminated the proposed merger as of that date.


    The Company intends to continue to expand its operations through internal growth, including opening new satellite clinics in existing markets, where appropriate, to provide geographic coverage and to meet market demand for services which cannot be reasonably satisfied at existing clinics, and through a limited number of acquisitions.

INDUSTRY BACKGROUND

    Rehabilitation is the process of restoring individuals disabled by injuries or recovering from surgery to their optimum level of physical capabilities. Rehabilitation services are provided on an inpatient and outpatient basis. On an outpatient basis, rehabilitation services are provided by physicians and licensed physical therapists in hospitals, managed care organizations and other outpatient physical therapy clinics, including those owned by large national or regional companies. Substantially all of the Company's services are provided on an outpatient basis.

    The Company believes the outpatient rehabilitation market will continue to grow primarily as the result of (i) the recognition of the cost-effectiveness of rehabilitation; (ii) the increased acceptance of rehabilitation by the healthcare industry; (iii) increasing emphasis on physical fitness and the treatment and prevention of sports injuries; (iv) the aging of the population; and (v) earlier discharge from acute care hospitals to alternate sites. The Company also believes the outpatient rehabilitation market will continue to consolidate due to the highly fragmented nature of the market, growing legislative and payor pressure to prohibit or limit referrals by physicians to entities in which they have a financial interest, and the preference of managed care organizations and other third-party payors to contract with providers offering comprehensive, cost-effective outpatient rehabilitation programs on a regional or national basis.

SERVICES

    The goals of physical therapy are to improve a patient's physical strength and range of motion, reduce pain, help prevent reinjury and restore the ability to perform basic activities. The primary services provided collectively at the Company's clinics are:


    PHYSICAL THERAPY MODALITIES AND THERAPEUTIC EXERCISES. Each patient receives an initial evaluation by a licensed physical therapist upon which is based an individualized rehabilitation program tailored for that patient. Treatment typically begins with acute pain relief through the use of therapy modalities such as ice packs, massage, ultrasound, heat, traction and electrical stimulation, and later includes such components as stretching, cardiovascular, and neuromuscular strengthening exercises.


    WORK HARDENING. Work hardening is a rehabilitation program that simulates the specific job activities of an injured worker in order to prepare the worker to return to work while addressing the issues of productivity, safety, physical tolerances and worker behavior. The goal is to prepare the patient to work a complete workday safely and without reinjury.

    FUNCTIONAL CAPACITY ASSESSMENT. Functional capacity assessments are used to evaluate the physical condition and endurance of a current or prospective employee to meet the requirements of employment. The assessment may be used by employers, insurers and other payors to estimate the extent of rehabilitation treatment needed or as an objective method of evaluating specific work capacity.

    PREVENTIVE SERVICES. The Company also provides services designed to prevent or avoid injuries in the work place. These preventive services, which may be performed at an employer's work site, include programs to teach employees proper body mechanics and techniques and detailed analysis of specific job activities, such as lifting, with the goal of changing how a job is performed to prevent injuries to employees.

MARKETING

    The Company is continuing to implement a three-tier marketing program at the local clinic, regional and corporate levels directed at physicians, insurance companies, managed-care organizations, lawyers and employers.

    At the local clinic level, the physical therapists are expected to maintain relationships with existing referral sources and to establish relationships with new referral sources, typically physicians, in the clinic's geographic area.

    The Company has at least one full time marketing position for each of eight of its nine regions, and expects that a marketing position will be added to additional regions when necessary. Regional marketing personnel provide support to clinical personnel in their marketing efforts and are responsible for developing and expanding business relationships with all referral sources such as insurance companies, managed care organizations, lawyers and employers, as well as the physicians targeted by the clinical personnel.

    At the corporate level, the Regional Presidents concentrate on establishing contracts with multi-regional managed care organizations, insurance companies and employers. In addition, the Regional Presidents are expected to work with and support the efforts of the regional marketing personnel.

    The Company is aware of the growing importance of managed care organizations in controlling patient referrals and their demand for high quality, cost-effective care from service providers with a regional presence. Accordingly, both its corporate and regional marketing personnel devote substantial efforts to building relationships with these organizations. The Company has been able to secure contracts and establish relationships with such organizations in the past and believes that its sales and marketing efforts will allow it to acquire additional contracts from and establish additional relationships with managed care organizations in the future.

SEASONALITY AND QUARTERLY VARIABILITY

    The Company generally experiences a decrease in revenues in some markets in the summer months of the third quarter and in certain markets in the fourth quarter of each year as the number of patient visits tends to decline during the holiday periods.

    In addition, the Company has grown and expects to continue to grow through a limited number of acquisitions. The timing, number and integration of the Company's acquisitions may cause financial results of operations to vary on a quarterly basis.


    The Company also may experience decreases in revenues as a result of inclement weather. For example, in the third quarter of 1995, the Company experienced a higher than usual summer seasonal decrease in revenue in the Baltimore market as unusually dry weather resulted in fewer personal injuries from automobile accidents. Other unusual weather conditions, such as severe snowfall, which prevent or discourage patients from attending their physical therapy sessions, also may adversely impact revenues in certain markets.


    On April 2, 1996, the Company announced that it had terminated its merger agreement with Horizon/CMS Healthcare Corporation ("Horizon") on that date. In connection with that proposed merger, the Company incurred certain expenses, including those payable to its counsels, accountants, investment bankers and consultants, which the Company estimates will total, in the aggregate, approximately $975,000. These expenses will be paid in the ordinary course of business and will be accounted for as a one-time non-recurring charge to earnings in the second quarter of 1996.

COMPETITION

    The physical therapy rehabilitation industry is highly competitive and subject to changes in the manner in which services are delivered and in which providers are selected. The Company competes for patients with the outpatient rehabilitation operations of acute care hospitals, managed care organizations and with other outpatient physical therapy clinics, including those owned by large national companies such as HEALTHSOUTH Rehabilitation Corp. (including the former operations of CareMark), Horizon/CMS Healthcare Corporation, Living Centers of America, Inc. (including the former operations of Rehability Corporation), and NovaCare, Inc. (including the former operations of RehabClinics, Inc.).

    The Company also competes with other healthcare companies in acquiring clinics. Several larger national companies with substantially greater financial resources than the Company, such as those named above, have been actively acquiring outpatient rehabilitation clinics.

    The Company believes that the proposed merger with Horizon may have affected the Company's competitive position, including the ability, in the short run, to acquire additional clinics in certain markets. Prior to entering into the merger agreement with Horizon, the Company was actively negotiating with potential sellers of clinics. The pendency of the merger prevented the company from completing these negotiations. Moreover, while the merger process was progressing, in accordance with the merger agreement, the Company shared certain information with Horizon, including the identity of certain of these potential sellers.

GOVERNMENTAL REGULATIONS

    The Federal Medicare/Medicaid Anti-Fraud and Abuse Amendments of 1977 to the Social Security Act (the "Anti-Kickback Law") make it a criminal felony offense knowingly and willfully to offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under the Medicare of Medicaid programs. In addition to criminal penalties, including fines up to $25,000 and five years imprisonment, violations of the Anti-Kickback Law can lead to civil monetary penalties and exclusion from the Medicare and Medicaid programs. The scope of prohibited payments in the Anti-Kickback Law is broad and includes economic arrangements involving hospitals, physicians and other health care providers, including joint ventures, space and equipment rentals, purchases of physician practices and management and personal services contracts. Federal regulations describe certain arrangements that will not be deemed to constitute violations of the Anti-Kickback Law. These "safe harbor" regulations define certain practices that will be exempted from prosecution or other enforcement action regarding inducements for referrals. Activities that fall outside of the safe harbor rules include a wide range of activities frequently engaged in between physicians, other providers and others. The application of the safe harbor regulations could lead to a conclusion that certain arrangements outside the safe harbors are subject to investigation and/or prosecution. Failure to comply, however, does not mean that a health care provider will be prosecuted for violation, or even that the activity is a violation of the law. Because the regulations describe safe harbors and do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources having these arrangements or relationships may not be required to alter them in order to ensure compliance with the Anti-Kickback Law.

    In addition, under Section 1877 of the Social Security Act (known as "Stark II"), effective January 1, 1995, physicians are prohibited from referring Medicare or Medicaid patients for physical therapy and other "designated health services" to an entity with which the physician has a "financial relationship." Referrals are permitted only if the financial relationship falls within a specific exception under the law. Certain provisions of Stark II are ambiguous and the scope of the prohibition in the law is broad, in part because "financial interest" is defined to include both "ownership or investment interests" of physicians in the entity providing services and "compensation arrangements" between physicians and such providers. The statute provides that an "ownership or investment interest" may be through "debt, equity or other means." Penalties for violation of the statute include denial of Medicare or Medicaid payment, as the case may be. In addition, civil monetary penalties ($15,000 for each service, $100,000 for a scheme in violation of the statute, or $10,000 per day for false reporting) and program exclusion may be imposed under certain circumstances.

    Aside from federal law, certain states in which the Company operates have enacted laws and/or adopted regulations, generally similar to the federal anti-referral laws, which restrict or prohibit health care practitioners (including physicians) from referring patients to health care facilities in which the practitioner has an ownership or other financial interest or with which the practitioner has some other form of financial relationship, subject to certain specific exceptions. Various state laws and regulations also prohibit "fee-splitting", rebating and/or the giving and accepting of referral fees or other consideration as compensation or inducement for patient referrals. These laws may apply regardless of whether the source of payment for the services involved is a public program, a private insurer, or some other payor.

    Because these anti-fraud and abuse laws are quite broad in scope and have been expansively interpreted, they limit the manner in which the Company can pursue acquisitions from, market its services to, and contract for services with, physicians and other health care providers. For example, representatives of the Office of Inspector General of the Department of Health and Human Services, the agency with civil enforcement responsibility, have indicated their view that, under certain circumstances, a payment for goodwill in the context of a practice sale is contrary to such anti-fraud and abuse laws.

    A number of the Company's clinics derive a portion of their revenue from the Medicare or Medicaid programs. As to these clinics, any parties from whom the clinics were acquired on terms which establish a "financial relationship", or with whom the Company otherwise maintains a financial relationship not specifically permitted by Stark II, do not refer patients to the clinics and, therefore, management of the Company believes are not referral sources for purposes of Stark II and the anti-fraud and abuse laws. Conversely, patients at clinics acquired from referring physicians on terms which would otherwise establish a "financial relationship" under Stark II are either: (1) not covered by the Medicare or Medicaid programs or (2) treated without charge, i.e., neither the public health care programs nor the patient are billed for the services. Less than 10% of the Company's total net revenues are derived from Medicare and Medicaid programs.

    The Company complies with state anti-referral laws by attempting to ensure that its financial arrangements with referring physicians fall within an exception to the referral prohibition or by refraining from entering into financial relationships with referring physicians. In particular, where state laws similar to Stark II contain prohibitions generally similar to Stark II which are applicable regardless of the payment source for the services which the Company provides, any parties from whom the clinics were acquired on terms which establish a "financial relationship", or with whom the Company otherwise maintains a financial relationship not permitted under state law, do not refer patients to the clinics involved.

    It is possible that the prohibitions under the federal anti-referral laws may be extended to all payors at the national level and apply regardless of whether the source of payment is the Medicare or Medicaid programs or some other public or private source of payment. If such legislation were enacted, or similar legislation were enacted in additional states, the Company may be required to restructure its relationships with certain of its referring physicians, which may adversely affect the Company's financial condition or operations.

EMPLOYEES

    At February 29, 1996, the Company had 554 employees. None of the Company's employees are represented by a labor union. Management believes its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company leases all of the properties used for its rehabilitation clinics and executive offices, with lease terms primarily ranging from month to month to seven years. The Company believes that replacement premises will be available on favorable terms in the event one or more of its leases are terminated. The Company intends to continue to lease the premises in which new centers are located.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company may be subject from time to time to claims and legal actions. The Company has no history of material claims and no material actions are currently pending against the Company.

    The Company maintains professional malpractice liability coverage on its physical therapy and technical employees in the amount of $2,000,000 per occurrence and $4,000,000 in the aggregate as well as $1,000,000 of general premises liability insurance inclusive of rehabilitation centers and its executive offices. In addition, the Company maintains a $15,000,000 umbrella over the general liability insurance. The Company believes its insurance policies to be sufficient in amount and coverage for its current operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1995.


                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock began trading on the Nasdaq National Market System under the symbol "PRHB" on April 15, 1994. The following table sets forth the high and low sales prices per share of the Company's common stock, as quoted on the Nasdaq National Market System, for the quarters during which the Company's stock traded in 1994 and 1995.


                                            High            Low
                                            ----            ---
     1994          Second Quarter          $ 6.75          $5.38
                   Third Quarter           $ 7.25          $5.25
                   Fourth Quarter          $ 6.50          $4.00

     1995          First Quarter           $ 9.00          $4.50
                   Second Quarter          $11.00          $8.13
                   Third Quarter           $10.13          $5.88
                   Fourth Quarter          $ 8.38          $4.50


As of December 31, 1995, there were approximately 960 shareholders of record and beneficial shareholders of the Company's common stock.


    The Company has never paid cash dividends on its common stock. The Company's line of credit agreement with Bank of America Oregon provides that the Company may not declare or pay any dividends on any of its shares, except dividends payable in capital stock of the Company, and may not purchase, redeem or otherwise acquire for value any of its shares, or create any sinking fund in relation thereto. The Company intends to retain earnings for use in its business and, for the reasons stated above, does not anticipate paying cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA


The selected financial data for the Company presented on page F-1 of this report is derived from and qualified by the Company's financial statements included elsewhere in this report, which have been audited, and should be read in conjunction with such financial statements and related notes thereto. In 1995, the Company acquired several clinics whose operations account for a significant portion of the fluctuation in amounts between the fiscal years ended December 31, 1995 and December 31, 1994. Selected financial data should be read in light of these facts and in conjunction with the financial statements, the related notes thereto and other financial information included herein. Also, see Management's Discussion and Analysis, Item 7 (commencing on page 7).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Company's Consolidated Financial Statements included elsewhere herein.

GENERAL

    The Company commenced operations in December 1991 by acquiring three limited partnerships, each of which owned and operated an outpatient rehabilitation clinic in Hawaii. As of December 31, 1995, the Company provided comprehensive outpatient rehabilitation and physical therapy services at 72 outpatient rehabilitation clinics in Hawaii, Washington, Oregon, California, Nevada, Arizona, Texas, Mississippi, Florida and Maryland.

    By way of closings on April 21, 1994 and May 9, 1994, the Company concluded an initial public offering of 2,760,000 shares of common stock (of which 2,560,000 were sold by the Company) at $6.00 per share (the "Offering"). The net proceeds of the Offering to the Company, after deducting estimated issuance costs and expenses, were $12,515,000.

    The following table sets forth, as of December 31, 1995, the number of clinic acquisitions completed and additional clinics opened by the Company since 1993:

                                                   1993                           1994                             1995
                                       ---------------------------     ---------------------------     ---------------------------
                                       1st     2nd     3rd     4th     1st     2nd     3rd     4th     1st     2nd     3rd     4th
                                       Qtr     Qtr     Qtr     Qtr     Qtr     Qtr     Qtr     Qtr     Qtr     Qtr     Qtr     Qtr
                                       ---     ---     ---     ---     ---     ---     ---     ---     ---     ---     ---     ---
Clinics at beginning of period          5        7       7      18      18      18      37      37      39      47      59      74
     Clinics acquired                   2        -      11       -       -      17       -       2       8      10      14       -
     Clinics opened                     -        -       -       -       -       2       -       -       -       2       1       -
     Clinics consolidated               -        -       -       -       -       -       -       -       -       -       -      (2)
                                      ----------------------------    ----------------------------     ---------------------------
Clinics at end of period                7        7      18      18      18      37      37      39      47      59      74      72
                                      ----------------------------    ----------------------------     ---------------------------
                                      ----------------------------    ----------------------------     ---------------------------


FORWARD LOOKING STATEMENTS


    This report contains certain forward looking statements concerning the Company, including, among others, that the Company intends to continue to expand its operations through internal growth and through a limited number of acquisitions, and cash, cash generated from operations, amounts available under current and future credit facilities and future debt and equity offerings will be sufficient to meet the Company's short and long term cash needs. Readers are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from these forward-looking statements.


    These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider, many of which are beyond the Company's control, in evaluating such forward-looking statements include the assumptions that (i) the Company will not experience unanticipated working capital or other cash requirements; (ii) the outpatient rehabilitation market will continue to grow and consolidate and the Company will be able to consummate a limited number of strategic acquisitions on favorable terms; (iii) managed care organizations will continue to grow and control more patient referrals, such organizations will continue to demand that providers of outpatient rehabilitation services have a regional presence, and the Company will continue to be able to retain existing contracts and obtain new contracts with managed care organizations; (iv) changes in federal and state legislation will not further adversely impact the ability of physicians to refer patients to the Company's clinics; (v) reimbursement and utilization rates for the Company's therapy services will not be significantly reduced; (vi) the Company's marketing efforts are successful; (vii) the Company will be able to extend or replace its existing line of credit on favorable terms and conditions; and (viii) if needed, additional debt or equity capital will be available and on terms acceptable to the Company.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected consolidated financial information of the Company expressed as a percentage of net revenues:

                                                     Year Ended December 31,
                                                    -------------------------
                                                     1995      1994      1993
                                                    -----     -----     -----
Net revenues                                        100.0%    100.0%    100.0%
Cost of revenues                                     57.7      50.2      49.4
                                                    -----     -----     -----
Gross profit                                         42.3      49.8      50.6
Operating expenses:
Selling, general and administrative expenses         25.6      27.4      23.0
  Depreciation and amortization                       5.5       4.8       6.2
                                                    -----     -----     -----
                                                     31.1      32.2      29.2
                                                    -----     -----     -----
Operating income                                     11.2      17.7      21.4
                                                    -----     -----     -----
Non-operating income (expense):
Interest expense                                     (3.3)     (0.8)     (0.6)
  Interest income                                     0.0       0.2       0.6
  Other-nonrecurring contract termination cost        0.0       0.0      (0.6)
                                                    -----     -----     -----
                                                     (3.3)     (0.6)     (0.6)
                                                    -----     -----     -----
Earnings before income taxes                          7.9      17.1      20.8
Income taxes                                          3.4       6.7       8.0
                                                    -----     -----     -----
Net earnings                                          4.5%     10.4%     12.8%
                                                    -----     -----     -----
                                                    -----     -----     -----

YEARS ENDED DECEMBER 31, 1995 AND 1994

    NET REVENUES. Net revenues increased $14,569,000, from $20,504,000 in 1994 to $35,073,000 in 1995, an increase of 71%. An increase of $16,809,000, attributable to the clinics acquired and opened in 1995 was offset by a 19% "same store" decrease of $2,240,000, attributable to the clinics which operated in both 1995 and 1994. The "same store" decrease was due to decreases in net revenues in Hawaii, Texas and San Diego.

    The decrease in Texas was a result of reduced referrals from two physicians. The Company believes this decrease in net revenues will be partially offset by new referral sources generated by marketing programs; however, the Company does not anticipate that these actions alone will return net revenues in Texas to levels experienced in the past.

    The decreases in Hawaii, most of which occurred during the third and fourth quarters of 1995, were due primarily to passage of managed care legislation with reduced reimbursement rates. These reduced reimbursement rates decreased the Company's revenue per patient. This has further resulted in reduced patient referrals as some referral sources are treating patients themselves rather than referring such patients to outpatient clinics. The Company also believes revenues may have decreased during the first and second quarters due to uncertainty in the health care services provider community arising from the anticipated passage of such legislation. Slow economic conditions have further contributed to a reduction in the number of patients. The new managed care legislation became effective in Hawaii on July 1, 1995. The legislation resulted in reduced reimbursement rates under workers' compensation programs as well as for physical therapy services provided to patients suffering from injuries from automobile and other accidents. Regulations issued under the legislation also reduce the number of approved patient visits, which further reduces the Company's net revenues. The Company believes that the revenue decreases already experienced and those that result from this legislation will be partially offset by the results of marketing programs aimed at generating new referral sources, including the pursuit of contract business with sources such as HMO's, PPO's and other managed care organizations. The Company has obtained managed care contracts in the past and will continue to pursue this type of business in the future. The Company also believes that as the Hawaii government continues towards reducing health care costs through such actions as lower reimbursement rates and encouraging greater participation in managed care organizations, the Company, because of its regional presence, may capture a greater proportion of such business. The volume of patients from such business could help offset the effects from decreases in patient volume and reimbursement rates. The Company cannot predict with certainty the time period required to achieve revenue improvements, but believes it will be at least six months or longer. The Company has also taken and continues to take steps to reduce operating expenses in its Hawaii clinics.

    The decrease in San Diego was principally due to the loss of a significant referral source. The Company believes that the reduced referrals at the two "same store" clinics in San Diego will be partially offset by the results of marketing programs associated with the Company's larger presence in the San Diego market area, which is presently comprised of seven clinics as compared to only two in 1994.


    Provisions for contractual adjustments increased from $3,900,000 in 1994 to $8,605,000 in 1995. This increase was primarily due to a 78% increase in gross revenues from $24,404,000 in 1994 to $43,678,000 in 1995. These increased revenues were derived primarily from acquisitions in 1995 in new markets that experience higher provisions for discounts than the Company's previously existing business. There were no material contractual adjustments recorded against 1995 revenues which relate to 1994 revenues.


    COST OF REVENUES. Cost of revenues, which includes salaries, wages, fringe benefits, payroll taxes, rent and other expenses directly associated with the delivery of services to patients, increased $9,933,000, from $10,290,000 in 1994 to $20,223,000 in 1995, an increase of 97%. Of this increase, $9,747,000 was attributable to the clinics acquired and opened by the Company in 1995 and $186,000 was attributable to increased cost of revenues at the clinics which operated in both 1995 and 1994. Cost of revenues as a percentage of net revenues was 58% and 50% for 1995 and 1994, respectively. This increase is primarily a result of decreased net revenues in Hawaii, Texas, and San Diego (while costs were not similarly decreased).

    GROSS PROFIT. Gross profit increased $4,636,000, from $10,214,000 in 1994 to $14,850,000 in 1995, an increase of 45%. Gross profit represented 42% and 50% of net revenues for 1995 and 1994, respectively. The decrease in the gross profit margin was due primarily to the decreases in net revenues in Hawaii, Texas and San Diego. Gross margin for clinics which operated in both 1995 and 1994 decreased from 45% for 1994 to 31% for 1995, primarily as a result of the decrease in net revenues for same store clinics in the same period, as discussed above at "Net Revenues." Gross margins for clinics acquired in 1995, in the aggregate, was 47% for 1995. As a result of changes such as those in Hawaii discussed above, the Company does not anticipate that gross profit margins will return to historical levels.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include expenses incurred in managing and operating the clinics, as well as all corporate expenses. These expenses increased $3,375,000, from $5,618,000 for 1994 to $8,993,000 for 1995, an increase of 60%. Of this increase, $2,298,000 was due to the clinics acquired and opened by the Company in 1995 and $1,077,000 resulted from clinics which operated for both 1995 and 1994. Selling, general and administrative expenses represented approximately 26% and 27% of net revenues in 1995 and 1994, respectively. Selling, general and administrative expenses, as a percentage of net revenues decreased slightly due to percentage increases resulting from decreased net revenues in Hawaii and Texas, offset by the acquisition of clinics with lower average costs as a percentage of net revenues than the clinics owned at December 31, 1994.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $944,000, from $979,000 in 1994 to $1,923,000 in 1995. The increase in depreciation and amortization expense is the result of tangible and intangible assets acquired in connection with acquisitions made by the Company in 1994 and 1995 as outlined under the caption "General" above.

    NON-OPERATING INCOME (EXPENSE). Interest expense increased $983,000, from $170,000 in 1994 to $1,153,000 in 1995. The increase was due primarily to interest expense associated with debt incurred in connection with acquisitions made by the Company in 1994 and 1995.

    INCOME TAXES. The Company's effective tax rate increased to 43% in 1995 from 39% in 1994. The increase in the effective tax rate is primarily a result of more acquisitions being completed as acquisition-of-stock transactions, therefore resulting in goodwill associated with such transactions that is non-deductible for tax purposes, and a decrease in earnings before income taxes. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


 YEARS ENDED DECEMBER 31, 1994 AND 1993

    NET REVENUES. Net revenues increased $12,342,000, from $8,162,000 in 1993 to $20,504,000 in 1994, an increase of 151.2%. Of this increase, $8,626,000 was attributable to the 19 clinics acquired and the two clinics opened by the Company in 1994, $3,272,000 was attributable to the 13 clinics which operated for a full year in 1994 compared to a partial year in 1993 and $444,000 was attributable to the five clinics which operated for a full year in both 1994 and 1993, the latter representing a nine percent same store net revenue increase. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     COST OF REVENUES. Cost of revenues, which includes salaries and wages, fringe benefits, payroll taxes, rent and other expenses directly associated with the delivery of rehabilitation services to patients, increased $6,262,000, from $4,028,000 in 1993 to $10,290,000 in 1994, an increase of 155.5%. Of this increase, $3,788,000 was attributable to the 19 clinics acquired and the two clinics opened by the Company in 1994, $2,112,000 was attributable to the 13 clinics which operated for a full year in 1994 compared to a partial year in 1993, and $362,000 resulted from the five clinics which operated for a full year in both 1994 and 1993. Cost of revenues as a percentage of net revenues was 50.2% and 49.4% for 1994 and 1993, respectively. The increased percentage was due to the acquisition of clinics in 1994 with higher average costs as a percentage of net revenues than the five clinics which operated for a full year in 1994 and 1993.

    GROSS PROFIT. Gross profit for the Company increased $6,080,000, from $4,134,000 in 1993 to $10,214,000 in 1994, an increase of 147.1%. Gross profit represented 49.8% and 50.6% of net revenues in 1994 and 1993, respectively. The decrease in gross profit margin was due to the acquisition of clinics with higher average costs of revenues as a percentage of net revenues and, thus, lower gross profit margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include expenses incurred in managing and administering the clinics, as well as all corporate expenses. These expenses increased $3,740,000, from $1,878,000 in 1993 to $5,618,000 in 1994, an increase of
199.2%. This increase was primarily comprised of $2,093,000 attributable to the 19 clinics acquired and the two clinics opened by the Company in 1994, $722,000 attributable to the clinics operating for a full year in 1994 compared to a partial year in 1993, and $960,000 was attributable to increased corporate staff and other corporate expenses related to the operation of a larger organization, the result of additional acquisitions and anticipated future acquisitions, and the additional expenses associated with being a publicly traded company.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $474,000, from $505,000 in 1993 to $979,000 in 1994. The increase in depreciation and amortization expense is the result of the tangible and intangible assets acquired through the clinic acquisitions and openings by the Company in 1994 and 1993 as outlined under the caption "General" above. SEE NOTES 1, 2, 4 AND 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    NONOPERATING INCOME (EXPENSE). Interest expense increased $123,000, from $47,000 in 1993 to $170,000 in 1994. The increase was due primarily to interest expense associated with debt incurred in connection with clinics acquired in 1994 and 1993.

    INCOME TAXES. The Company's effective tax rate was approximately 39% in 1994, compared to 38% in 1993. The net increase in the effective rate is principally the result of certain acquisitions in 1993 and 1994, which resulted in non-deductible goodwill. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations and acquisitions of clinics have been financed primarily by a private placement of common stock in 1992, the Company's initial public offering of common stock in 1994 (see "General" above), increased bank borrowings, additional debt to sellers and cash generated from operations.

    As of December 31, 1995, current liabilities exceeded current assets, resulting in negative working capital of $3,946,000, including $272,000 in cash and cash equivalents. The principal reason for this negative working capital was the Company's acquisition activity in 1994 and 1995. During this period, the Company acquired a total of 51 clinics. Portions of the purchase price were paid in the form of term debt which was payable in 1995, 1996 and 1997. The decrease in cash and cash equivalents from $1,085,000 at December 31, 1994 to $272,000 at December 31, 1995 was primarily the net result of $13,114,000 of cash used in acquisitions, $1,027,000 for payments on the line of credit, notes payable and long-term debt, $378,000 in additions to property and equipment, offset by $2,523,000 of cash provided by operations and $11,183,000 of proceeds from line of credit borrowings.


    Net patient accounts receivable increased $5,084,000 to $14,000,000 during 1995, primarily as a result of receivables acquired and generated in connection with acquisitions. The number of clinics operated by the Company increased from five at December 31, 1992 to 72 at December 31, 1995. The number of days of average net revenues in ending net patient accounts receivable was 122 at December 31, 1995 compared to 125 at December 31, 1994. The decrease was primarily the result of more focused cash collection policies, systems and efforts and the acquisition of practices with lower average net revenues in ending net patient accounts receivable than existing practices. The rate at which the Company collects accounts receivable is sufficient to satisfy the Company's operating cash needs. Additionally, effective July 1, 1995, the Company began operating a practice that was formerly under a management agreement with the Company. As a result, the Company acquired direct ownership of net patient accounts receivable of $1,088,000. Consequently, the nature of the Company's receivable changed from a management fee receivable, included in other receivables, to net patient accounts receivable. The Company does not believe it has any material unsettled claims or other contingencies with respect to third- party payors and historically has not experienced any material disputes with respect to third-party payors.


    The total reserves for patient accounts receivables remained relatively unchanged during 1995 due to an exchange of lower quality receivables for higher quality receivables. A significant amount of uncollectible accounts receivables acquired in previous periods were written off in 1995. These were accounts against which a full reserve existed. New receivables added during the period, primarily in connection with acquisitions, had, as a result of their historical performance, lower reserves than the reserves related to existing receivables.

    For federal and state income tax purposes, the Company reported on the cash basis through December 31, 1994. As of January 1, 1995, the Company was required to adopt the accrual basis for tax purposes. The net tax liability resulting from this change in method, in accordance with the Internal Revenue Code, is being recognized over three tax years beginning in 1995. Under the accrual method deferred tax assets were created by reserves and allowances associated with patient accounts receivable, which are not currently deductible for tax purposes. These asset balances were, however, offset by liabilities resulting from the method change, accelerated depreciation of fixed assets and acceleration of goodwill amortization. The long-term deferred income tax liability decreased to $1,383,000 at December 31, 1995 from $2,167,000 at December 31, 1994, due primarily to recognition of one-third of the tax liability created by the change in method.

    Long-term obligations, line of credit and notes payable and other obligations increased $19,219,000 to $22,792,000 during 1995. This increase was primarily due to notes and other obligations issued in connection with the acquisitions of clinics in 1995, offset by payment (in cash or conversion into common stock) of the current portion of obligations. At December 31, 1995, notes payable with aggregate principal amounts of $4,630,000 may be converted into approximately 612,000 shares of common stock, including an additional amount representing unpaid interest, at $7.00 to $8.75 per share. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. During December 1995, the Company restructured the repayment terms with the holders of approximately $3,200,000 of its debt and obligations previously incurred in connection with acquisitions (the "Acquisition Debt"). In exchange for deferring payment of principal until 1997, the Company agreed to pay such holders interest of up to 9% per annum, except in one case where the applicable interest rate will increase on March 31, 1996, if then unpaid, from 9% to 12% per annum. Due dates for debt and obligations in the following amounts were amended to become due in 1997 as compared to original due dates that occurred in the following quarters: first quarter 1996, $1,900,000; second quarter 1996, $500,000; and third quarter 1996, $800,000.


    In June 1995, the Company acquired a physical therapy practice for a combination of cash and 41,700 shares of the Company's stock. The shares of stock were subject to redemption at the request of the shareholder upon written notice, if such shares of stock were not registered under the Securities Act of 1933 within 180 days from the closing date of the acquisition of the practice. In December 1995, the Company received written notice of a shareholders request to redeem 20,833 shares of stock at $7.00 per share. SEE NOTE 11 OF NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS.


    The Company had, with Bank of America Oregon, a $5,000,000 credit facility (the "Line of Credit") secured by the assets of the Company. In
April 1995, the maximum amount that could then be borrowed under the Line of Credit was increased to $12,000,000. On December 20, 1995, the Company reached agreement with the bank to modify its Line of Credit arrangement. Pursuant to that agreement, the maximum amount that may be borrowed was increased to $12,500,000. To the extent the Borrowing Base (as defined in the Line of Credit agreement as 85% of certain net accounts receivable or 85% of a calculated revenue amount) is below the $12,500,000 maximum, the Line of Credit is limited to the Borrowing Base. Applying this 85% figure, at December 31, 1995 the Borrowing Base was approximately $11,400,000 as compared to borrowings under the line of credit facility which were approximately $11,033,000. The Line of Credit revisions include a one half of one percent increase in the effective per annum interest rate and amendments to the corresponding covenant conditions. In addition, the amendment provides for a $50,000 fee payable to Bank of America. The Line of Credit expires on July 1, 1996. Although there is no assurance that the Company will be successful in obtaining a renewal or replacement for the Line of Credit, in which case the Company may be unable to pay its debts and obligations as they come due, for the following reasons the Company believes it will be successful in doing so: (i) preliminary discussions with Bank of America indicate an interest by the bank to enter into an extended or renewed line of credit with the Company; (ii) preliminary discussions with other lenders also indicate a willingness of such lenders to enter into a replacement credit facility with the Company on acceptable terms and conditions; and (iii) the Company has approximately $14.7 million in net accounts receivables and approximately an additional $2.8 million in net property and equipment, which the Company believes provide a basis upon which a lender will extend credit to the Company. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


    The Line of Credit contains three conditions, each of which must be satisfied at all times. Failure to satisfy these conditions could result in the Company being declared in default by Bank of America Oregon under the Line of Credit. As of September 30, 1995, the Company was not in compliance with the condition that the Company's fixed charges maintain a certain ratio relative to its earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's failure to meet this condition was the result of lower earnings and increases in the current portion of long-term obligations. In the agreement to modify the Line of Credit, the bank waived this condition. The Company and the bank have entered into an agreement that retroactively revised the covenants for the Line of Credit. The Company was in compliance with these covenants as of December 31, 1995. Based on the revised covenant requirements and the Company's analysis of its cash flow needs and sources, existing liabilities, and expectations regarding future operations, the Company believes that it will be able to continue to comply with the amended covenants.

    The Company acquired 19 clinics in 1994. A significant portion of the debt incurred in connection with these acquisitions was scheduled to be paid in 1995 and 1996. During the first nine months of 1995, the Company acquired an additional 32 clinics. A portion of the debt, and cash installment payments, related to these 1995 acquisitions was scheduled to be paid in 1996. The need to negotiate revised terms for the Line of Credit, in addition to those discussed above, and to restructure the repayment of acquisition debt, was principally a result of the Company's decision not to pursue a private placement of subordinated debt, the proceeds of which would have been used to reduce the amounts outstanding under the Line of Credit, and acquisition debt.

    The Company expects that its principal use of funds in the future will be for debt repayments, working capital, payments pursuant to earn-out arrangements, a limited number of additional acquisitions and purchases of property and equipment. During 1995, the Company purchased 32 clinics for approximately $27,803,000, plus an additional $2,565,000 if certain pre-tax profit levels are achieved by certain clinics. Of the $27,803,000, $11,371,000 was paid in cash at closing, $100,000 was paid in cash in January 1996, $337,500 was paid in cash in March 1996, $577,500 will be paid in cash in March 1997, $3,982,000 was in the form of convertible promissory notes, and $4,364,000 was in the form of non-convertible promissory notes, due on dates in 1996, 1997 and 1998, $160,000 was in the form of common stock warrants and $6,911,000 was in the form of the Company's Common Stock. Up to an additional $2,190,000 in cash will be paid on dates through the year 2000 if certain pre-tax profits are met at certain of the acquired clinics. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


    On April 2, 1996, the Company announced that it had terminated its merger agreement with Horizon/CMS Healthcare Corporation on that date. In connection with that proposed merger, the Company incurred certain expenses, including those payable to its counsels, accountants, investment bankers and consultants, which the Company estimates will total, in the aggregate, approximately $975,000. These expenses will be paid in the ordinary course of business and will be accounted for as a one-time non-recurring charge to earnings in the second quarter of 1996.


    As a result of the restructuring of the Acquisition Debt and the revisions in the Line of Credit, the Company's cash requirements for the next 12 months and long-term cash needs are expected to be met from existing cash, cash flow from operations, amounts available under the Line of Credit, and future equity and debt financings. No assurance can be given that the Company will be able to obtain such capital on favorable terms or at all. Borrowings under the Line of Credit or other debt source or equity financings may adversely affect the Company's earnings or result in dilution to holders of the Company's Common Stock.

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

    In order to conserve capital resources, the Company's policy is to lease its facilities. As of December 31, 1995, the Company had no material commitments to purchase capital assets.

    Although inflation has abated during the last few years, the rate of inflation in healthcare services has exceeded the rate experienced by the economy as a whole. Generally speaking, increases in costs due to inflation have either been offset by increases in patient charges or improvements in operating efficiency. A substantial portion of net revenues are subject to reimbursement rates which are regulated by governmental agencies or subject to third-party payor contracts and do not automatically adjust for inflation. These reimbursement rates may be adjusted periodically based on certain factors, including legislation, contract negotiation, inflation and costs incurred in providing services, but may have little relationship to the actual cost of doing business.

    The Company can increase the amount billed only for those services that are not subject to prescribed rate limits either through legislation or by agreement. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect earnings in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The Company's Consolidated Financial Statements and the reports of the independent accountants appear in this Report, as listed in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 1994, the Company dismissed its former auditors, Grant Thornton LLP, and authorized the engagement of Price Waterhouse LLP to audit the Company's consolidated financial statements for 1994. The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors on June 3, 1994.

The reports of Grant Thornton LLP on the Company's consolidated financial statements for 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period from January 1, 1994 through June 3, 1994, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the period from January 1, 1994 through June 3, 1994, there were no "reportable events" with respect to the Company as that term is defined in Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information required by this item is included in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference and is supplemented as follows: (i) since 1987, John A. Elorriaga, a nominee for director, has been retired. Since that time, Mr. Elorriaga has been a consultant and served as a director for certain private companies; (ii) HEALTHSOUTH Rehabilitation Corp. is a provider of a wide spectrum of healthcare services, including outpatient physical therapy services. Until its acquisition by NovaCare, Inc., RehabClinics, Inc. provided outpatient physical therapy services. Neither HEALTHSOUTH not RehabClinics has been or is affiliated with the Company.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this item is included in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The Consolidated Financial Statements, together with the reports thereon of Price Waterhouse LLP and Grant Thornton LLP are filed as part of the Report:

                                                                          Page
                                                                          ----
   Report of Price Waterhouse LLP                                          F-2
   Report of Grant Thornton  LLP                                           F-3
   Consolidated Balance Sheets, December 31, 1995 and 1994                 F-4

   Consolidated Statements of Earnings for the years ended                 F-5
   December 31, 1995, 1994 and 1993


   Consolidated Statements of Redeemable Common Stock and                  F-6
   Nonredeemable Shareholders' Equity for the years ended
   December 31, 1995, 1994 and 1993

   Consolidated Statements of Cash Flows for the years ended               F-7
   December 31, 1995, 1994 and 1993

   Notes to Consolidated Financial Statements                              F-8

(a) (2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                            S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits:

Exhibit No.                    Description of Exhibits
- -----------                    ------------------------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on April 13, 1994 (Reg. No. 33-74440)).
3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on April 13, 1994 (Reg. No. 33-74440)).

3.2.1    Amendment No. 1 to Amended and Restated Bylaws

Exhibit No.                    Description of Exhibits
- -----------                    ------------------------

3.2.2         Amendment No. 2 to Amended and Restated Bylaws

10.1 Employment Agreement with Brian M. Bussanich (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on April 13, 1994 (Reg. No. 33-74440)).

10.2 Employment Agreement with Alfred Howard (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on April 13, 1994 (Reg. No. 33-74440)).

10.3 Employment Agreement with Randy Robertson (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on April 13, 1994 (Reg. No. 33-74440)).

10.4 Form of Indemnity Agreement with Officers (incorporated by reference to Exhibit 10.5.1 to Amendment No. 1 to the Company's Registration Statement filed on Form S-4 with the Securities and Exchange Commission on November 17, 1993 (Reg. No. 33-66816)).

10.5 Form of Indemnity Agreement with Directors (incorporated by reference to Exhibit 10.5.2 to Amendment No. 1 to the Company's Registration Statement filed on Form S-4 with the Securities and Exchange Commission on November 17, 1993 (Reg. No. 33-66816)).

10.6 Agreement for Sale and Purchase of Business Assets by and among NW Center for Sports Medicine & Physical Therapy, Inc., Bruce Snell, P.T.A.T.C. and the Company, and Common Stock Purchase Warrant (incorporated by reference to Exhibit A to Current Report on Form 8-K filed by the Company on February 15, 1995).

10.7 Management Agreement for Medical Practice between the Company and the Centers for Industrial Medicine Medical Group, Inc. (incorporated by reference to Exhibit B to Current Report on Form 8-K filed by the Company on March 22, 1995).

10.8 Stock Purchase Agreement between Edward L. Frye and the Company (incorporated by reference to Exhibit A to Current Report on Form 8-K filed by the Company on June 21, 1995).

10.9 Stock Purchase Agreement between Longview Physicians' Physical Therapy P.S., Dennis Pittelko, P.T. and Bruce Peterson, P.T., and the Company (incorporated by reference to Exhibit A to Current Report on Form 8-K filed by the Company on August 7, 1995).

10.10         Stock Purchase Agreement between Eischen Physical Therapy Inc.
              and C. George Eischen and the Company (incorporated by reference to Exhibit N to Current Report on Form 8-K filed by the Company on August 7, 1995).

10.11 Stock Purchase Agreement between Northwest Physical Therapy Clinic, Inc. and Robert E. Burles and Vinton R. Mougey and the Company (incorporated by reference to Exhibit R to Current Report on Form 8-K filed by the Company on August 7, 1995).

10.12 Agreement for Sale and Purchase of Business Assets of John Phillipe and Wayne Crinklaw dba Hillsboro Physical Therapy Clinic (incorporated by reference to Exhibit GG to Current Report on Form 8-K filed by the Company on August 7, 1995).

Exhibit No.                    Description of Exhibits
- -----------                    ------------------------

10.13 1993 Amended and Restated Combination Stock (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed by Horizon/CMS Healthcare Corporation with the Securities and Exchange Commission on December 26, 1995
              (Reg. No. 33-65397)).

10.13.1 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.13.1 to the Registration Statement on Form S-4 filed by Horizon/CMS Healthcare Corporation with the Securities and Exchange Commission on December 26, 1995
              (Reg. No. 33-65397)).

10.13.2 Form of Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.13.2 to the Registration Statement on Form S-4 filed by Horizon/CMS Healthcare Corporation with the Securities and Exchange Commission on December 26, 1995
              (Reg. No. 33-65397)).

10.14         Directors' Stock Option Plan (incorporated by reference to
              Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14.1 Form of Stock Option Agreement under the Directors' Stock Option Plan (incorporated by reference to Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1994).

10.15 Line of Credit Agreement (Bank of America Oregon) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.15.1 Loan Modification No. 1 to Exhibit 10.15 (incorporated by reference to Exhibit 10.15.1 to the Registration Statement on Form S-4 filed by Horizon/CMS Healthcare Corporation with the Securities and Exchange Commission on December 26, 1995
              (Reg. No. 33-65397)).

10.15.2 Loan Modification No. 2 to Exhibit 10.15 (incorporated by reference to Exhibit 10.15.2 to the Registration Statement on Form S-4 filed by Horizon/CMS Healthcare Corporation with the Securities and Exchange Commission on December 26, 1995 (Reg. No. 33-65397)).

10.15.3 Loan Modification No. 3 to Exhibit 10.15 (incorporated by reference to Exhibit 10.15.3 to Amendment No. 1 to the Registration Statement on Form S-4 filed by Horizon/CMS Healthcare Corporation with the Securities and Exchange Commission on February 27, 1996 (Reg. No. 33-65397)).

10.15.4       Loan Modification No. 4 to Exhibit 10.15

11.1 Computation of Per Share Earnings for the years ended December 31, 1995, 1994, and 1993

21            Subsidiaries of the Registrant

23.1          Consent of Price Waterhouse LLP


23.2          Consent of Grant Thornton, LLP

(b)  Reports on Form 8-K

       Current Report on Form 8-K dated October 1, 1995, and filed with the Commission on October 6, 1995.

       Current Report on Form 8-K/A Amendment No. 1 to Current Report dated July 21, 1995, and filed with the Commission on October 6, 1995.

       Current Report on Form 8-K dated October 6, 1995, and filed with the Commission on October 23, 1995.

       Current Report on Form 8-K dated November 9, 1995, and filed with the Commission on November 11, 1995.

       Current Report on Form 8-K dated December 26, 1995, and filed with the Commission on December 29, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 12, 1996


                             PACIFIC REHABILITATION &
                              SPORTS MEDICINE, INC.


                             By  /s/ Bill Barancik
                                -------------------------------------
                                Bill Barancik
                                President and Chief Executive Officer
                                (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Signature                         Title
- ---------                         -----

/s/ William A. Norris
- -------------------------    Executive Vice President, Finance & Administration
William A. Norris            (Principal Financial and Accounting Officer)
                             Date: June 12, 1996

/s/ Bill Barancik
- -------------------------    Director
Bill Barancik                Date: June 12, 1996

/s/ Brian M. Bussanich
- -------------------------    Director
Brian M. Bussanich           Date: June 12, 1996

/s/ John A. Elorriaga
- -------------------------    Director
John A. Elorriaga            Date: June 12, 1996


- -------------------------    Director
Frank Jungers                Date: June __, 1996

           PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                         SELECTED CONSOLIDATED FINANCIAL DATA
                       (In thousands, except per share amounts)

                                                 For the Year Ended December 31,
                                     -----------------------------------------------------
                                       1995           1994           1993           1992
                                     ---------      ---------      ---------      --------
STATEMENT OF EARNINGS DATA
Net revenue . . . . . . . . . . . .   $35,073        $20,504        $8,162         $4,396
Earnings before income taxes. . . .   $ 2,795        $ 3,501        $1,696         $1,524
Net earnings. . . . . . . . . . . .   $ 1,593        $ 2,126        $1,047         $  961
Net earnings per common share:
     Primary. . . . . . . . . . . .   $  0.20        $  0.35        $ 0.26         $ 0.26
     Fully diluted. . . . . . . . .   $  0.20        $  0.35        $ 0.26         $ 0.26
Weighted average number of common
 and common equivalent shares
 outstanding:
     Primary. . . . . . . . . . . .     7,973          6,115         3,996          3,738
     Fully diluted. . . . . . . . .     8,369          6,115         3,996          3,738

                                                     December 31,
                                       -------------------------------------
                                         1995           1994           1993
                                       --------       --------       -------
BALANCE SHEET DATA
Working capital . . . . . . . . . .    $(3,946)        $ 8,247        $ 2,300

Total assets  . . . . . . . . . . .    $68,869         $36,191        $17,665
Long-term obligations, less
 current maturities . . . . . . . .    $ 8,089         $ 2,029        $ 1,074

Redeemable common stock . . . . . .    $   375         $    --        $    --
Nonredeemable shareholders'
 equity . . . . . . . . . . . . . .    $38,817         $28,441        $10,801

    The Company commenced operations on December 31, 1991.


QUARTERLY CONSOLIDATED FINANCIAL DATA

                                         First         Second        Third         Fourth
                                        Quarter        Quarter      Quarter        Quarter
                                        -------        -------      -------        -------
     1995
Net revenue . . . . . . . . . . . . .    $6,951         $7,913       $10,039        $10,170
Gross profit. . . . . . . . . . . . .    $3,482         $3,703       $ 3,726        $ 3,939
Net earnings. . . . . . . . . . . . .    $  704         $  537       $   141        $   211
Net earnings per common share:
   Primary. . . . . . . . . . . . . .    $ 0.10         $ 0.07       $  0.02        $  0.03
   Fully diluted. . . . . . . . . . .    $ 0.09         $ 0.07       $  0.02        $  0.03
Weighted average number of common
 and common equivalent shares
 outstanding:
   Primary. . . . . . . . . . . . . .     7,336          7,773         8,280          8,269
   Fully diluted. . . . . . . . . . .     7,701          8,049         8,872          8,939

      1994

Net revenue . . . . . . . . . . . . .    $1,057         $5,213       $ 5,889        $ 6,345
Gross profit. . . . . . . . . . . . .    $1,413         $2,608       $ 2,949        $ 3,244
Net earnings. . . . . . . . . . . . .    $  266         $  572       $   676        $   612
Net earnings per common share . . . .    $ 0.07         $ 0.09       $  0.10        $  0.09
Weighted average number of common
 and common equivalent shares
 outstanding. . . . . . . . . . . . .    $4,031         $6,397       $ 7,018        $ 7,014

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Pacific Rehabilitation & Sports Medicine, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pacific Rehabilitation & Sports Medicine, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


/s/ Price Waterhouse LLP


Portland, Oregon
March 14, 1996

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Pacific Rehabilitation & Sports Medicine, Inc.
  and Subsidiaries

We have audited the accompanying consolidated statements of earnings, redeemable common stock and nonredeemable shareholders' equity and cash flows of Pacific Rehabilitation & Sports Medicine, Inc. and Subsidiaries (a Delaware corporation) for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pacific Rehabilitation & Sports Medicine, Inc. and Subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

We have also audited Schedule II for the year ended December 31, 1993. In our opinion, this schedule represents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP

GRANT THORNTON LLP
Portland, Oregon
February 4, 1994

           PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                               December 31,        December 31,
                                                  1995                1994
                                               ------------        ------------
                                        ASSETS
Current Assets:
   Cash and cash equivalents. . . . . . . . . .   $   272             $ 1,085
   Patient accounts receivable,
    net (Note 3). . . . . . . . . . . . . . . .    14,000               8,916
   Other receivables. . . . . . . . . . . . . .       680               1,042
   Refundable income taxes. . . . . . . . . . .         7                 391
   Prepaid expenses . . . . . . . . . . . . . .       723                 367
                                                  -------             -------
        Total current assets. . . . . . . . . .    15,682              11,801
                                                  -------             -------
Property and equipment, net (Note 4). . . . . .     2,774               1,757
                                                  -------             -------
Other Assets:
   Intangible assets, at cost, less
    accumulated amortization (Note 5) . . . . .    49,947              22,448
   Other. . . . . . . . . . . . . . . . . . . .       466                 185
                                                  -------             -------
         Total other assets . . . . . . . . . .    50,413              22,633
                                                  -------             -------
                                                  $68,869             $36,191
                                                  -------             -------
                                                  -------             -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term
    obligations (Note 6). . . . . . . . . . . .   $ 2,655             $ 1,544
   Notes payable and other obligations,
    current portion . . . . . . . . . . . . . .       438                  --
   Line of credit (Note 7). . . . . . . . . . .    11,033                  --
   Accounts payable . . . . . . . . . . . . . .       868                 207
   Accrued liabilities (Note 9) . . . . . . . .     2,515               1,217
   Accrued income taxes . . . . . . . . . . . .       996                  --
   Deferred income taxes, current
    portion (Note 10) . . . . . . . . . . . . .     1,123                 586
                                                  -------             -------
          Total current liabilities . . . . . .    19,628               3,554
                                                  -------             -------
Notes payable and other obligations,
 less current portion . . . . . . . . . . . . .       577                  --
                                                  -------             -------
Deferred income taxes, less current
 portion (Note 10). . . . . . . . . . . . . . .     1,383               2,167
                                                 --------             -------
Long-term obligations, less current
 maturities (Note 6). . . . . . . . . . . . . .     8,089               2,029
                                                 --------             -------
Commitments and contingent liabilities
 (Notes 1, 7 and 8) . . . . . . . . . . . . . .        --                  --
                                                 --------             -------
Redeemable common stock, 41,667 shares
 issued and outstanding (Note 11) . . . . . . .       375                  --
                                                 --------             -------
Nonredeemable Shareholders' Equity:
   Preferred stock - $.01 par value,
    5,000,000 shares authorized;
    none issued and outstanding . . . . . . . .       --                  --
   Common stock -- $.01 par value, 20,000,000
    shares authorized; 8,003,981 (including
    536,097 shares to be released in January
    1996) and 6,999,786 shares issued and
    outstanding (Notes 2 and 11). . . . . . . .       80                  70
   Additional paid-in capital . . . . . . . . .   33,010              24,237
   Retained earnings. . . . . . . . . . . . . .    5,727               4,134
                                                 -------             -------
           Total nonredeemable shareholders'
            equity. . . . . . . . . . . . . . .   38,817              28,441
                                                 -------             -------
                                                 $68,869             $36,191
                                                 -------             -------
                                                 -------             -------


         The accompanying notes are an integral part of these balance sheets.

           PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share amounts)

                                                 For the Year Ended December 31,
                                            ----------------------------------------
                                                1995           1994           1993
                                            -----------    -----------     ---------
Net revenues . . . . . . . . . . . . . . .  $   35,073     $   20,504      $  8,162
Cost of revenues . . . . . . . . . . . . .      20,223         10,290         4,028
                                            ----------     ----------      --------
     Gross profit  . . . . . . . . . . . .      14,850         10,214         4,134
                                            ----------     ----------      --------
Operating expenses:
    Selling, general and
     administrative expenses . . . . . . .       8,993          5,618         1,878
    Depreciation and amortization  . . . .       1,923            979           505
                                            ----------     ----------      --------
                                                10,916          6,597         2,383
                                            ----------     ----------      --------
     Operating income  . . . . . . . . . .       3,934          3,617         1,751
                                            ----------     ----------      --------
Nonoperating income (expense):
    Interest expense . . . . . . . . . . .      (1,153)          (170)          (47)
    Interest income  . . . . . . . . . . .          14             54            45
    Other  . . . . . . . . . . . . . . . .          --             --           (53)
                                            ----------     ----------      --------
                                                (1,139)          (116)          (55)
                                            ----------     ----------      --------
     Earnings before income taxes  . . . .       2,795          3,501         1,696
                                            ----------     ----------      --------
Income taxes (Note 10) . . . . . . . . . .       1,202          1,375           649
                                            ----------     ----------      --------
     Net earnings  . . . . . . . . . . . .  $    1,593     $    2,126      $  1,047
                                            ----------     ----------      --------
                                            ----------     ----------      --------
Net earnings per common share:
     Primary . . . . . . . . . . . . . . .  $     0.20     $     0.35      $   0.26
                                            ----------     ----------      --------
                                            ----------     ----------      --------
     Fully diluted . . . . . . . . . . . .  $     0.20     $     0.35      $   0.26
                                            ----------     ----------      --------
                                            ----------     ----------      --------
Weighted average number of common and
    common equivalent shares outstanding:
     Primary . . . . . . . . . . . . . . .       7,973          6,115         3,996
                                            ----------     ----------      --------
                                            ----------     ----------      --------
     Fully diluted . . . . . . . . . . . .       8,369          6,115         3,996
                                            ----------     ----------      --------
                                            ----------     ----------      --------



           The accompanying notes are an integral part of these statements.

           PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK
                        AND NONREDEEMABLE SHAREHOLDERS' EQUITY
                                    (In thousands)

                                                                                 Nonredeemable Shareholders' Equity
                                                                            --------------------------------------------------
                                                           Redeemable
                                                          Common Stock        Common Stock     Additional
                                                        -----------------   -----------------   Paid-In     Retained
                                                        Shares    Amount    Shares     Amount   Capital     Earnings    Total
                                                        -------   -------   -------    ------  -----------  --------   -------
Balance at December 31, 1992 . . . . . . . . . . . . .       --   $    --    3,519     $   35    $ 5,650     $   961   $ 6,646

Common stock issued in connection with clinic
  acquisitions . . . . . . . . . . . . . . . . . . . .       --        --      373          4      3,090          --     3,094
Common stock issued in lieu of cash compensation . . .       --        --        2         --         14          --        14
Net earnings for the year  . . . . . . . . . . . . . .       --        --       --         --         --       1,047     1,047
                                                        -------   -------   -------    ------    -------    --------   -------
Balance at December 31, 1993 . . . . . . . . . . . . .       --        --     3,894        39      8,754       2,008    10,801
Common stock issued for cash . . . . . . . . . . . . .       --        --        26        --        126          --       126
Common stock issued in connection with the initial
  public offering, net of costs of issuance  . . . . .       --        --     2,560        26     12,489          --    12,515
Common stock issued in connection with clinic
  acquisitions . . . . . . . . . . . . . . . . . . . .       --        --       437         4      2,618          --     2,622
Additional common stock issued in connection with
  1993 acquisition of two clinics in Texas . . . . . .       --        --        83         1        250          --       251
Net earnings for the year  . . . . . . . . . . . . . .       --        --        --        --         --       2,126     2,126
                                                        -------   -------   -------    ------    -------    --------   -------

Balance at December 31, 1994   . . . . . . . . . . . .       --        --     7,000        70     24,237       4,134    28,441

Common stock issued in connection with
  clinic acquisition (Note 11) . . . . . . . . . . . .       42       375        --        --         --          --        --
Common stock issued in connection with clinic
  acquisitions  (including 536 shares to be released
  in January 1996) . . . . . . . . . . . . . . . . . .       --        --       781         8      6,527          --     6,535
Warrants issued in connection with clinic
  acquisitions . . . . . . . . . . . . . . . . . . . .       --        --        --        --        160          --       160
Additional common stock issued in connection
  with 1994 acquisition of six clinics in Maryland
  attributed to their earn-out . . . . . . . . . . . .       --        --       122         1        974          --       975
Common stock issued in connection with a
  promissory note conversion related to a 1994
  acquisition in Hawaii  . . . . . . . . . . . . . . .       --        --       101         1        812          --       813
Common stock options issued in exchange for
  commissions related to acquisitions  . . . . . . . .       --        --        --        --        300          --       300
Net earnings for the year  . . . . . . . . . . . . . .       --        --        --        --         --       1,593     1,593
                                                        -------   -------   -------    ------    -------    --------   -------
Balance at December 31, 1995 . . . . . . . . . . . . .       42   $   375     8,004    $   80    $33,010    $  5,727   $38,817
                                                        -------   -------   -------    ------    -------    --------   -------
                                                        -------   -------   -------    ------    -------    --------   -------


           The accompanying notes are an integral part of these statements.

           PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                                 For the Year Ended December 31,
                                                                           ------------------------------------------
                                                                              1995            1994            1993
                                                                           ---------       ---------        ---------
Cash flows from operating activities:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,593       $   2,126       $   1,047
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .        1,923             979             505
    Loss on disposal of assets  . . . . . . . . . . . . . . . . . . . .            5              --              --
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .         (247)          1,389             182
    Common stock issued in lieu of cash compensation  . . . . . . . . .           --              --              14
    Change in assets and liabilities, net of amounts purchased in acquisitions:
     Patient accounts receivable, net . . . . . . . . . . . . . . . . .       (2,876)         (2,390)             66
     Other receivables  . . . . . . . . . . . . . . . . . . . . . . . .          779            (949)            295
     Prepaid expenses and other assets  . . . . . . . . . . . . . . . .         (387)           (450)           (244)
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          548            (122)           (295)
     Accrued liabilities and income taxes . . . . . . . . . . . . . . .        1,123            (425)            670
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .           62            (361)             --
                                                                           ---------       ---------       ---------
      Net cash provided by (used in) operating activities . . . . . . .        2,523            (203)          2,240
                                                                           ---------       ---------       ---------
Cash flows from investing activities:
  Additions to property and equipment, net of amounts
    purchased in acquisitions . . . . . . . . . . . . . . . . . . . . .         (378)           (495)           (234)
  Acquisition and organizational costs incurred . . . . . . . . . . . .           --              --            (101)
  Cash paid for acquisitions, including other direct costs,
   net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . .      (13,114)        (11,950)         (2,180)
                                                                           ---------       ---------       ---------
      Net cash (used in) provided by investing activities . . . . . . .      (13,492)        (12,445)         (2,515)
                                                                           ---------       ---------       ---------
Cash flows from financing activities:
  Proceeds from line of credit borrowings . . . . . . . . . . . . . . .       11,183              --              --
  Payments on line of credit borrowings . . . . . . . . . . . . . . . .         (150)             --              --
  (Payments) proceeds from short-term borrowings  . . . . . . . . . . .           --            (100)            100
  Payments on notes payable and long-term obligations . . . . . . . . .         (877)           (259)           (486)
  Costs incurred in connection with stock issuance  . . . . . . . . . .           --            (824)           (868)
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . .           --          14,207               1
                                                                           ---------       ---------       ---------
      Net cash provided by (used in) financing activities . . . . . . .       10,156          13,024          (1,253)
                                                                           ---------       ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . . .         (813)            376          (1,528)
Cash and cash equivalents at beginning of year  . . . . . . . . . . . .        1,085             709           2,237
                                                                           ---------       ---------       ---------
Cash and cash equivalents at end of the year  . . . . . . . . . . . . .    $     272       $   1,085       $     709
                                                                           ---------       ---------       ---------
                                                                           ---------       ---------       ---------
Supplemental disclosures of cash flow information:
  Cash paid during year for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     818       $     107       $      78
                                                                           ---------       ---------       ---------
                                                                           ---------       ---------       ---------
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     529       $     799       $     119
                                                                           ---------       ---------       ---------
                                                                           ---------       ---------       ---------
Supplemental schedule of noncash investing and financing activities:
  Acquisition of clinics:
    Cost of acquisitions in excess of fair market value
     of net assets received . . . . . . . . . . . . . . . . . . . . . .    $  27,589       $  14,452       $   7,249
    Liabilities assumed or issued . . . . . . . . . . . . . . . . . . .       10,117           2,927           5,986
    Common stock issued in connection with acquisitions . . . . . . . .        7,886           2,622           3,106
    Warrants and options issued in connection with acquisitions . . . .          460              --              --
    Tangible assets acquired in connection with acquisitions  . . . . .        3,988           3,047           4,023
    Common stock issued in connection with conversion of note . . . . .          813              --              --

           The accompanying notes are an integral part of these statements.

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 1 --  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Pacific Rehabilitation & Sports Medicine, Inc. and Subsidiaries ("the Company") was incorporated in December 1991. The Company provides comprehensive outpatient rehabilitation services to patients suffering from work, sports and accident-related injuries. As of December 31, 1995, the Company's operations consist of 72 outpatient rehabilitation clinics located in Hawaii, Washington, Oregon, California, Nevada, Arizona, Texas, Mississippi, Florida and Maryland.

    A summary of significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

    a.   PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Pacific Rehabilitation & Sports Medicine, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

    On March 28, 1994, Pacific Rehab, Inc., an Oregon corporation engaged in outpatient rehabilitation services, merged with the Company. Pursuant to the merger, the Company issued 1,963 shares of common stock to the former Pacific Rehab, Inc. shareholders. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company have been restated as if the merger with Pacific Rehab, Inc. had occurred as of the beginning of the years presented.

    b.   NET REVENUES

    Net revenues include provisions for contractual allowances which represent an estimate of the difference between the amount billed by the Company and the amount which the patient, third-party payor or other is contractually obligated to pay the Company. The Company bills the majority of its patients and third-party payors on a per visit basis. The Company's bills are subject, in many cases, to reimbursement restrictions due to agreed upon contractual or regulatory fee schedules. The Company's Medicare billings are reduced according to interim reimbursement rates. These rates are reviewed periodically and settled annually through a Title XVIII Medicare cost report. To date, the Company has not experienced any material adjustments to its interim reimbursement rates. The Company derived less than 5% of its net revenues from government programs for the years presented.

    c.   PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and include those additions and improvements that add to productive capacity or extend useful life. When property or equipment are sold or otherwise retired, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in operations. The costs of repair and maintenance are charged to expense as incurred. Leasehold improvements are amortized on the straight-line basis over the shorter of the asset life or lease term. Depreciation is computed using the straight-line method over useful lives of five to ten years.

    d.   CASH EQUIVALENTS

    Cash equivalents consist of liquid investments with maturities at the date of purchase of 90 days or less.

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


          NOTE 1 --  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


    e.   INTANGIBLE ASSETS

    The Company's acquisition strategy has been premised on the establishment of regional networks of clinics in defined geographical markets. Such networks are focused on establishing relationships with referral sources and third-party payors. In a market that is primarily built around such relationships, items with an indeterminate useful life, such as geographical location and presence, represent value to the Company. The Company uses a forty-year estimate of the useful life of cost of acquisition in excess of the fair value of net assets acquired. This life is based on the factors influencing the acquisition decision and on industry practice. These factors include clinic location, referral sources, profitability and general industry outlook. The Company reviews for asset impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of cost of acquisition in excess of the fair value of net assets acquired may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the operating activity of each acquired business. If the estimated net cash flows are less than the carrying amount of the cost of acquisition in excess of the fair value of net assets acquired, the Company recognizes an impairment loss in an amount necessary to write down the cost of acquisition in excess of the fair value of net assets acquired to a fair value as determined from expected discounted future cash flows. No write-down for impairment loss was recorded for the years ended December 31, 1995, 1994 and 1993.

    The assets acquired and liabilities assumed in connection with acquisitions are recorded at their respective fair values as of the related dates of acquisition. Deferred taxes have been recorded to give effect to the differences between the fair values and tax bases of the assets acquired and liabilities assumed.

    Other intangible assets are amortized on the straight-line method over their estimated useful lives, ranging from five to forty years. (See Note 5.)

    f.   INCOME TAXES

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

    g.   EARNINGS PER SHARE

    Primary earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding. Fully diluted earnings per common share are based on the assumption that all convertible notes were converted on the date the notes were issued.

    Net earnings per common share are based upon the weighted average number of outstanding shares of common stock and common stock equivalent shares from convertible notes payable and the exercise of stock options and warrants.
Common stock equivalent shares from convertible notes payable, stock options and warrants are excluded from the computation if their effect is anti-dilutive, except that, pursuant to SAB No. 83, common stock equivalent shares issued during the 12-month period prior to an initial public offering are included in the calculations as if they were outstanding for all periods presented through the date of the initial public offering (using the treasury stock method and the initial public offering price).

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 1 --  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


    h.   RECLASSIFICATIONS

    Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation. Such reclassifications had no effect on the results of operations or shareholders' equity.

    i.   USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 -- ACQUISITIONS


    The Company's acquisitions described below have been accounted for using the purchase method of accounting. The excess of the total acquisition cost over the fair value of the net assets acquired is being amortized over forty years using the straight-line method. The results of operations of these companies have been included in the consolidated financial statements of the Company since the dates of acquisition. (See Note 5)


    The value of the Company's common stock and the conversion price for convertible promissory notes issued in connection with acquisitions were set equal to the last sale price of the Company's common stock on the Nasdaq Stock Market on the date the parties reached final agreement. The accounting for contingent consideration is based on the specific facts and circumstances of each acquisition. If contingent consideration is based upon the ownership of stock, then it is recorded as an adjustment to the acquisition purchase price in accordance with APB 16. However, if the prior owner continues as an employee and is responsible for the future earnings of the acquired business, then the contingent consideration is recorded as compensation expense in the period earned.


    The contingent considerations included in the various acquisition agreements to date have been based on negotiations among the parties during the acquisition process. During the negotiations, the Company, as a matter of corporate policy, has committed in the purchase agreement to acquire the clinics at their base valuations, subject to contingent consideration if actual results exceed the base estimates. As a result, the contingent considerations represent negotiated compromises among the parties based upon the base and maximum valuations for the clinics. The contingent considerations to date have not related directly or indirectly to management incentives for future employment or services. Instead, they represented the culmination of negotiations among the parties relating to the inherent valuations of the clinics to be purchased. Accordingly, these contingent considerations will be recorded as adjustments to the purchase price of the acquired practices if and when determinable.


    During January 1995, the Company acquired substantially all of the assets of a practice that included three clinics located in the Tacoma, Washington area. The purchase price of $1,250 includes $950 paid in cash at closing and up to $300 to be paid in three installments if certain annual pre-tax profit levels are achieved within 36 months of the closing date of the acquisition, and will be paid to the former shareholder based on the shareholder's prior ownership of the acquired clinics. The seller was also granted a Common Stock Purchase Warrant to purchase 75 shares of common stock of the Company at an exercise price of $6.00 per share.

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 2 -- ACQUISITIONS (CONTINUED)

    During February 1995, the Company acquired all of the outstanding common stock of a physical therapy/prosthetic-orthotic practice located in Miami, Florida. The purchase price of this acquisition of $1,156 includes $650 paid in cash and 75 shares of the Company's common stock valued at $506.

    During February 1995, the Company acquired all of the outstanding common stock of a physical therapy practice located in Temecula, California. The purchase price of $350 includes $175 paid in cash at closing and $175 in the form of a promissory note. The promissory note, including interest, is due by maturity on February 28, 1997 and includes a provision, effective February 28, 1996, allowing conversion at the option of the note holder of all unpaid principal and accrued interest into shares of the Company's common stock at a price equal to $7.00 per share. The principal of the note is convertible into 25 shares of the Company's common stock.

    During March 1995, the Company acquired all of the outstanding common stock of a medical and physical therapy practice located in San Diego, California.
The purchase price of this acquisition of $2,100 includes $975 paid in cash at closing and $1,125 in the form of two promissory notes, both of which are due on or before March 1, 1997. At the option of the holder of each promissory note, one-half of the principal amount due is payable after March 1, 1996. The unpaid principal amount of each note with accrued interest is convertible into shares of the Company's common stock at a price equal to $7.00 per share; the holder of one of the promissory notes may convert not less than half of the unpaid principal and accrued interest anytime after February 28, 1996, and the holder of the other note may convert all but not less than all of the unpaid principal and accrued interest after that date. The principal of the notes are convertible into 161 shares of the Company's common stock.

    During March 1995, the Company acquired substantially all of the assets of a physical therapy practice that included two clinics located in the north Los Angeles, California area. The purchase price of $950 includes $500 paid in cash at closing and $450 in the form of a promissory note. The promissory note, including interest, is due by maturity on February 28, 1996 and includes a provision, effective February 28, 1996, allowing conversion at the option of the note holder of all unpaid principal and accrued interest into shares of the Company's common stock at a price equal to $7.25 per share. The principal of the note is convertible into 63 shares of the Company's common stock.

    During March 1995, the Company acquired all of the outstanding common stock of a physical therapy practice with one clinic located in Baltimore, Maryland. The purchase price of $2,500 includes $1,250 paid in cash and $1,250 paid in the form of a promissory note. Interest is payable quarterly in arrears. The promissory note, including interest, is due as follows: $200 due March 1, 1996, $200 due May 1, 1996, $625 due February 28, 1997, and $225 due March 1, 1997.

    During April 1995, the Company acquired all of the assets of a physical therapy practice that included two clinics in the Las Vegas, Nevada area. The purchase price of $2,500 includes $1,500 paid in cash and $1,000 in the form of a promissory note. The promissory note, including interest, is due at maturity in March 1997.

    During June 1995, the Company acquired all of the assets of a physical therapy practice located in Silverdale, Washington. The purchase price of $575 includes $300 paid in cash and 30 shares of the Company's common stock valued at $275.

    During June 1995, the Company acquired all of the assets of a physical therapy practice located in Tumwater, Washington. The purchase price of $325 includes $185 in cash and $140 in the form of a promissory note. The promissory note, including interest, is due in monthly installments until paid on or before May 31, 1998.

    During June 1995, the Company acquired all of the outstanding common stock of a physical therapy practice located in Chehalis, Washington. The purchase price of $445 includes $130 in cash and 34 shares of the Company's common stock valued at $315.

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)

NOTE 2 -- ACQUISITIONS (CONTINUED)


During June 1995, the Company acquired all of the outstanding common stock of a physical therapy practice located in Kirkland, Washington. The purchase price of $750 includes $375 paid in cash and 42 shares of the Company's common stock valued at $375.


    During June 1995, the Company acquired all of the outstanding common stock of a physical therapy practice that included three clinics located in the Seattle, Washington area. The purchase price of $1,400 includes $700 paid in cash and 76 shares of the Company's common stock valued at $700. In addition, up to $750 will be paid in five annual installments if certain annual pre-tax profit levels are achieved within 60 months of the closing date of the acquisition, and will be paid to the former shareholder based on the shareholder's prior ownership of the acquired clinics.


    During June 1995, the Company acquired all of the assets of a prosthetic/orthotic practice located in Miami, Florida. The purchase price of $325 includes $50 paid in cash at closing with an additional $100 to be paid in cash in January 1996 and $175 in the form of a promissory note. The promissory note, including interest, is due at maturity on January 31, 1997.

    During July 1995, the Company acquired all of the assets of a physical therapy practice located in Tigard, Oregon. The purchase price of $2,500 includes $500 paid in cash and on January 2, 1996, the Company will release 250 shares of the Company's common stock valued at $2,000.

    During July 1995, the Company acquired all of the assets of a physical therapy practice located in Portland, Oregon. The purchase price of $600 includes $120 paid in cash, $300 in the form of a convertible promissory note, and on January 2, 1996 the Company will release approximately 21 shares of the Company's common stock valued at $180. The promissory note is due by maturity on June 30, 1997 and includes a provision, effective June 30, 1996, allowing conversion at the option of the note holder of all unpaid principal into shares of the Company's common stock at a price equal to $8.75 per share. The principal of the note is convertible into 34 shares of the Company's common stock.


    During July 1995, the Company acquired all of the outstanding common stock of a physical therapy practice located in Tualatin, Oregon. The purchase price of $720 includes $150 paid in cash and $570 in the form of promissory notes. In addition, up to $100 will be paid in two annual installments if certain annual pre-tax profits are achieved within 24 months beginning January 1, 1996, and will be paid to the former shareholder based on the shareholder's prior ownership of the acquired clinics.


    During July 1995, the Company acquired all of the outstanding common stock of a physical therapy practice that included two clinics located in Tigard and Portland, Oregon. The purchase price of $850 includes $125 paid in cash at closing with an additional $87 to be paid in cash on March 1, 1996 and $87 to be paid in cash on March 1, 1997, $250 in the form of convertible promissory notes and on January 2, 1996, the Company will release 34 shares of the Company's common stock valued at $300. The promissory notes are due by maturity on June 30, 1997 and include a provision, effective June 30, 1996, allowing conversion at the option of the note holders of all unpaid principal into shares of the Company's common stock at a price equal to $8.75 per share. The principal of the note is convertible into 29 shares of the Company's common stock. In addition, up to $450 will be paid in four annual installments if certain annual pre-tax profits are achieved within 48 months of the closing date of the acquisition, and will be paid to the former shareholder based on the shareholder's prior ownership of the acquired clinics.

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)

NOTE 2 -- ACQUISITIONS (CONTINUED)


    During July 1995, the Company acquired all of the outstanding common stock of a physical therapy practice that included two clinics located in the Oregon City, Oregon area. The purchase price of $1,300 includes $400 paid in cash at closing with an additional $400 to be paid in cash on March 1, 1997, $300 in the form of a convertible promissory note and on January 2, 1996, the Company will release approximately 23 shares of the Company's common stock valued at $200. The promissory note is due by maturity on June 30, 1997 and includes a provision, effective June 30, 1996, allowing conversion at the option of the note holder of all unpaid principal into shares of the Company's common stock at a price equal to $8.75 per share. The principal of the note is convertible into 34 shares of the Company's common stock.


    During July 1995, the Company acquired all of the outstanding common stock of a physical therapy practice that included two clinics located in Gresham and Portland, Oregon. The purchase price of $1,508 includes $380 paid in cash at closing with an additional $250 to be paid in cash on March 1, 1996, and on January 2, 1996 the Company will release approximately 100 shares of the Company's common stock valued at $878. In addition, up to $300 will be paid in two annual installments if certain annual pre-tax profits are achieved within 48 months beginning July 1, 1996, and will be paid to the former shareholder based on the shareholder's prior ownership of the acquired clinics.


    During July 1995, the Company acquired all of the assets of a physical therapy practice located in Portland, Oregon. The purchase price of $250 includes $100 paid in cash and $150 in the form of a promissory note. In addition, up to $300 will be paid in three annual installments if certain annual pre-tax profits are achieved within 36 months beginning January 1, 1996, and will be paid to the former shareholder based on the shareholder's prior ownership of the acquired clinics.


    During July 1995, the Company acquired all of the outstanding common stock of a physical therapy practice located in Newberg, Oregon. The purchase price of $660 includes $66 paid in cash, $132 in the form of a promissory note and on January 2, 1996, the Company will release approximately 53 shares of the Company's common stock valued at $462.

    During July 1995, the Company acquired all of the outstanding common stock of a physical therapy practice located in Lake Oswego, Oregon. The purchase price of $900 includes $360 paid in cash at closing with an additional $90 to be paid in cash on March 1, 1997, and on January 2, 1996 the Company will release approximately 51 shares of the Company's common stock valued at $450.


    During July 1995, the Company acquired all of the outstanding common stock of a physical therapy practice located in Longview, Washington. The purchase price of $2,700 includes $1,080 paid in cash, $945 in the form of a promissory note, $405 in the form of a convertible promissory note and up to approximately 34 shares of the Company's common stock valued at $270, depending on the average closing price of the Company's common stock between the date of closing and December 31, 1995. The $405 promissory note is due by maturity on January 15, 1997 and includes a provision, effective June 30, 1996, allowing conversion at the option of the note holder of all unpaid principal into shares of the Company's common stock at a price equal to $9.00 per share. The principal of the note is convertible into approximately 45 shares of the Company's common stock. In addition, up to $365 will be paid in three annual installments if certain annual pre-tax profits are achieved within 36 months of the closing date of the acquisition, and will be paid to the former shareholder based on the shareholder's prior ownership of the acquired clinics.


    During August 1995, the Company acquired all of the assets of a physical therapy practice located in Hillsboro, Oregon. The purchase price of $1,500 includes $350 paid in cash and $1,150 in the form of convertible promissory notes. The promissory notes are due by maturity on June 30, 1997 and include a provision, effective June 30, 1996, allowing conversion at the option of the note holders of all unpaid principal into shares of the Company's common stock at a price equal to $8.75 per share. The principal of the notes is convertible into 131 shares of the Company's common stock.

    The purchase prices reported above represent the initial amounts of cash, notes payable, warrants and common stock of the Company issued at the time of the acquisitions. Five of the note agreements were non-interest bearing notes which were recorded at their discounted rate (see Note 6). Seven of the agreements contain provisions for additional annual payments if certain pre-tax profits are achieved. Amounts earned under the terms of the agreements may aggregate up to $2,565 and will be recorded as increases in the excess of the total acquisition cost over the fair value of the net assets acquired.

    During December 1995, the Company restructured the repayment terms with the holders of approximately $3,200 of its debt and obligations previously incurred in connection with acquisitions (the "Acquisition Debt"). In exchange for deferring payment of principal until 1997, the Company agreed to pay such holders interest of up to 9% per annum, except in one case where the applicable interest rate will increase on March 31, 1996, if then unpaid, from 9% to 12% per annum. Due dates for debt and obligations in the following amounts were amended to become due in 1997 as compared to original due dates that occurred in the following quarters: first quarter 1996, $1,900; second quarter 1996, $500; and third quarter 1996, $800. (see Note 6).

    The direct costs of the above 1995 transactions are summarized by the table below:


                                                                     Purchase Price
                                                         --------------------------------------
                              Number                                                                  Value
             Effective          of          Cash         Warrant        Shares of        Stock     Assigned to      Contingent
Region         Date          Clinics     and Notes        Value        Common Stock     Amounts   Purchase Price   Consideration
- ------       --------        -------     ---------       -------       ------------     -------   --------------   -------------
Washington    2-1-95            3        $   950         $  160             --          $  --        $  1,110        $   300
Florida       2-1-95            1            650             --             75            506           1,156             --
California    3-1-95            3          3,400             --             --             --           3,400             --
Maryland      3-1-95            1          2,500             --             --             --           2,500             --
Nevada        4-1-95            2          2,500             --             --             --           2,500             --
Washington    6-1-95            7          1,830             --            182          1,665           3,495            750
Florida       6-1-95            1            325             --             --             --             325             --
Oregon        7-1-95           12          4,693             --            532          4,470           9,163          1,150
Washington    7-1-95            1          2,384             --             34            270           2,654            365
Oregon        8-1-95            1          1,500             --             --             --           1,500             --
                               --        -------         ------            ---        -------        --------        -------
                               32        $20,732         $  160            823        $ 6,911        $ 27,803        $ 2,565
                               --        -------         ------            ---        -------        --------        -------
                               --        -------         ------            ---        -------        --------        -------

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 2 -- ACQUISITIONS (CONTINUED)


    Pursuant to acquisition agreements, 532 shares to be issued in connection with certain acquisitions will not be released until 1996. However, the Company considers such shares to be outstanding at the date of acquisition.

    In 1995, the Company paid $975 in contingent "earn-out payments" related to the 1994 Maryland acquisition. The total amount paid was recorded as an increase in the excess of the total acquisition cost over the fair value of the net assets acquired and will be amortized over the remaining goodwill life of the acquired clinics.


    During 1994, the Company consummated acquisitions of several physical therapy and related treatment clinics. A summary of the clinics acquired and operated by the Company's wholly-owned subsidiaries follows:



                                                                     Purchase Price
                                                         --------------------------------------
                              Number                                                 Value
             Effective         of          Cash          Shares of      Stock     Assigned to      Contingent
Region         Date          Clinics     and Notes     Common Stock    Amounts   Purchase Price   Consideration
- ------       --------        -------     ---------     ------------   ---------  --------------  --------------
Maryland     4-16-94           6          $ 6,000           231         $1,385        $ 7,385         $  975
California    5-1-94           7            2,124           125            750          2,874            100
Florida       5-1-94           1            1,900             -              -          1,900              -
Nevada        5-1-94           1              890             -              -            890              -
Hawaii        6-1-94           2            2,690             -              -          2,690              -
Mississipi   11-1-94           2              487            81            487            974              -
                              --          -------          ----         ------        -------         ------
                              19          $14,091           437         $2,622        $16,713         $1,075
                              --          -------          ----         ------        -------         ------
                              --          -------          ----         ------        -------         ------

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 2 -- ACQUISITIONS (continued)



    During 1993, the Company consummated acquisitions of several physical therapy and related treatment clinics. A summary of the clinics acquired and operated by the Company's wholly-owned subsidiaries follows:



                                                                       Purchase Price
                                                           --------------------------------------
                                Number                                                 Value
               Effective         of          Cash          Shares of      Stock     Assigned to      Contingent
Region           Date          Clinics     and Notes     Common Stock    Amounts   Purchase Price   Consideration
- ------         --------        -------     ---------     ------------   ---------  --------------  --------------
California     3-1-93            2         $    -             62        $   500        $   500              -
Hawaii         7-1-93            2            875            116            925          1,800              -
Nevada and
  Arizona      8-1-93            7            910            133          1,053          1,963            305
Texas          9-1-93            2            500             62            616          1,116              -
                                --         ------            ---         ------         ------           ----
                                13         $2,285            373         $3,094         $5,379           $305
                                --         ------            ---         ------         ------           ----
                                --         ------            ---         ------         ------           ----


    Certain 1993 acquisition agreements include provisions for additional shares of the Company's common stock and cash, if specified revenue goals are achieved. The Company's obligation, if all specified revenue goals are met, would be $30 in cash and 34 shares of the Company's common stock. This provision expired December 31, 1995.


    The following unaudited pro forma information represents the results of operations of the Company as if all of the acquisitions had occurred at the beginning of each period presented, after giving effect to amortization of the cost of acquisition in excess of the fair value of net assets acquired, adjustments to reflect the difference in compensation between historical amounts and amounts specified in agreements, depreciation of acquired property and equipment, increased interest expense for notes issued related to the acquisitions and increased income taxes:

                                                    (Unaudited)
                                                 For the Year Ended
                                                     December 31,
                                               ---------------------
                                                  1995        1994
                                               ---------   ---------
   Net revenues                                  $42,676     $44,283
                                                 -------     -------
                                                 -------     -------
   Net earnings                                  $ 2,339     $ 3,311
                                                 -------     -------
                                                 -------     -------
   Earnings per share                            $  0.27     $  0.44
                                                 -------     -------
                                                 -------     -------

    The unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred as of the date of the periods indicated or which may be obtained in the future.

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)

NOTE 3 -- PATIENT ACCOUNTS RECEIVABLE

    Patient accounts receivable consist of:

                                                    December 31,  December 31,
                                                        1995          1994
                                                    ------------  ------------
Gross accounts receivable . . . . . . . . . .          $20,866       $15,479
  Less allowance for doubtful accounts
    and contractual adjustments . . . . . . .            6,866         6,563
                                                       -------       -------
  Total patient accounts receivable, net  . .          $14,000       $ 8,916
                                                       -------       -------
                                                       -------       -------


     The allowance for contractual adjustments was $2,674 at December 31, 1995 and $1,701 at December 31, 1994. During the year ended December 31, 1995 and 1994, contractual adjustments amounted to approximately $8,605 and $3,900, respectively, and have been netted against revenues in the accompanying consolidated statements of earnings. During the year ended December 31, 1995 and 1994, bad debt expense amounted to approximately $2,175 and $1,297, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. The Company does not believe it has any material unsettled claims or other contingencies with respect to third-party payors and historically has not experienced any material disputes with respect to third-party payors.


     During the year ended December 31, 1995, in conjunction with acquisitions, the Company purchased patient accounts receivable, net totaling $2,208.


NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                     December 31,  December 31,
                                                          1995         1994
                                                     ------------  ------------
Autos . . . . . . . . . . . . . . . . . . . . . . . .   $    32      $    34
Office equipment  . . . . . . . . . . . . . . . . . .     1,429          811
Physical therapy equipment  . . . . . . . . . . . . .     2,173        1,395
Leasehold improvements  . . . . . . . . . . . . . . .       929          519
                                                        -------      -------
                                                          4,563        2,759
Less accumulated depreciation and amortization  . . .     1,789        1,002
                                                        -------      -------
                                                        $ 2,774      $ 1,757
                                                        -------      -------
                                                        -------      -------

     During the year ended December 31, 1995, in conjunction with acquisitions, the Company purchased fixed assets with an estimated fair market value of $1,435.

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 5 -- INTANGIBLE ASSETS

     The Company acquired 24 therapy practices that included 32 physical therapy clinics during the year ended December 31, 1995 with a combination of cash, notes payable, warrant and common stock. The aggregate purchase price of $29,065, including both direct and indirect costs, exceeded the fair value of net assets acquired by $27,589.

     Intangible assets consist of the following:

                                                    December 31,  December 31,
                                                         1995         1994
                                                    ------------  ------------
Cost of acquisitions in excess of the fair value
  of net assets acquired  . . . . . . . . . . . . . .  $  51,453     $  22,857
Lease costs . . . . . . . . . . . . . . . . . . . . .        205           205
Covenant not-to-compete . . . . . . . . . . . . . . .        231           240
Organizational costs  . . . . . . . . . . . . . . . .         75            75
                                                       ---------     ---------
                                                          51,964        23,377
Less accumulated amortization . . . . . . . . . . . .      2,017           929
                                                       ---------     ---------
                                                       $  49,947     $  22,448
                                                       ---------     ---------
                                                       ---------     ---------

NOTE 6 -- LONG-TERM OBLIGATIONS

     Long-term debt consists of the following:

                                                                  December 31,        December 31,
                                                                     1995                1994
                                                                  ------------        ------------
9.5% unsecured note payable to an individual, due in
  monthly installments of $7, including interest . . . . . . . .      $179               $240
8.5% unsecured note payable to an individual, due in
  monthly installments of $8, including interest.
  Interest increases to 9.0% after August 15, 1996 and
  a balloon payment of unpaid principal of $757 is due
  March 1, 1997  . . . . . . . . . . . . . . . . . . . . . . . .       786                810
5% unsecured long-term obligation to a corporation, due in two annual installments of $450, plus interest, which commenced
  May 1, 1995.  Interest increases to 8.0% after May 1, 1996
  and the final installment is due March 1, 1997 . . . . . . . .       450                900
4.75% unsecured convertible note payable to a corporation,
  due on June 1, 1995, plus interest (converted June 15, 1995)          --                800
5% unsecured convertible note payable to an individual,
  plus interest, due May 1, 1996 . . . . . . . . . . . . . . . .       200                200
5% unsecured note payable to an individual, plus
  interest, paid May 1, 1995 . . . . . . . . . . . . . . . . . .        --                100
4.75% unsecured convertible note payable to an individual,
  $40 due on May 1, 1996.  Interest increases to 6.75% after
  May 1, 1996 and remaining $100, plus interest, due
  March 1, 1997  . . . . . . . . . . . . . . . . . . . . . . . .       140                140
Obligation in connection with non-compete agreement,
  due in three annual installments of $47,
  which commenced June 1, 1995 . . . . . . . . . . . . . . . . .        93                140

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share amounts)

NOTE 6 -- LONG-TERM OBLIGATIONS (CONTINUED)

4.75% unsecured convertible note payable to a corporation,
  plus interest, due May 1, 1996 . . . . . . . . . . . . . . . . . .    100                 100
4.75% unsecured convertible note payable to a corporation,
  due in two annual installments of $35, plus interest,
  which commenced May 1, 1995  . . . . . . . . . . . . . . . . . . .     35                  70
7% unsecured convertible note payable to a corporation,
  due in two annual installments of $40, plus interest,
  commencing March 1, 1996 . . . . . . . . . . . . . . . . . . . . .     80                  --
7% unsecured convertible note payable to an individual,
  due in two annual installments of $522, plus interest,
  commencing March 1, 1996 . . . . . . . . . . . . . . . . . . . . .  1,045                  --
7% unsecured convertible note payable to an individual, plus
  interest, due March 1, 1997  . . . . . . . . . . . . . . . . . . .    175                  --
7% unsecured convertible note payable to a corporation,
  plus interest, due February 28, 1996 . . . . . . . . . . . . . . .    450                  --
8% unsecured note payable to an individual, due in installments of $200, plus interest, March 1, 1996 and May 1, 1996, quarterly interest payments through the remainder of 1996, $625, plus interest, February 28, 1997 and $225, plus interest, due
  March 1, 1997.   Interest increases to 9.0% after March 1, 1996  .  1,250                  --
9% unsecured note payable to a corporation, plus interest,
  due March 1, 1997.  Interest increases to 12.0% after
  March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .  1,000                  --
6.25% unsecured note payable to an individual, due in
  monthly installments of $4, including interest . . . . . . . . . .    119                  --
8% unsecured note payable to a corporation, plus interest
  due January 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .    175                  --
Unsecured note payable to a bank, due in monthly installments of $3, including interest.  Interest is variable, and was 9.5%
  at December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .    118                  --
$125 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%) . . . . . . . . . .    111                  --
$125 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%) . . . . . . . . . .    111                  --
$300 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%) . . . . . . . . . .    267                  --
8% unsecured note payable to a corporation, plus interest
  due June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . .    150                  --
8% unsecured note payable to an individual, plus interest,
  due June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . .    143                  --
8% unsecured note payable to an individual, plus interest,
  due June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . .    285                  --
8% unsecured note payable to an individual, plus interest,
  due June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . .    143                  --
8% unsecured note payable to an individual, plus interest,
  due in two installments commencing June 30, 1996 . . . . . . . . .    132                  --

     PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except per share amounts)


NOTE 6 -- LONG-TERM OBLIGATIONS (CONTINUED)

$300 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%). . . . . . . . . . . .         267                  --
7% unsecured convertible note payable to an individual,
  plus interest, due June 30, 1997.  If note is converted, no
  interest will be deemed to have accrued . . . . . . . . . . . . . . .         575                  --
7% unsecured convertible note payable to an individual,
  plus interest, due June 30, 1997.  If note is converted, no
  interest will be deemed to have accrued . . . . . . . . . . . . . . .         575                  --
$405 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
  discount based on imputed interest rate of 8%). . . . . . . . . . . .         372                  --
8% unsecured note payable to an individual, plus interest,
  due in two installments commencing December 15, 1996  . . . . . . . .         945                  --
Obligation in connection with non-compete agreement,
  due in monthly installments of $1, plus interest  . . . . . . . . . .          62                  --
8% unsecured note payable to an individual, due in monthly
  installments of $8, including interest  . . . . . . . . . . . . . . .          63                  --
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         148                  73
                                                                            -------              ------
                                                                             10,744               3,573
Less current maturities . . . . . . . . . . . . . . . . . . . . . . . .       2,655               1,544
                                                                            -------              ------
                                                                            $ 8,089              $2,029
                                                                            -------              ------
                                                                            -------              ------



    Maturities of long-term debt are as follows:

  Year Ending
  December 31,
 -------------
    1996 . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,655
    1997 . . . . . . . . . . . . . . . . . . . . . . . . . .    7,846
    1998 . . . . . . . . . . . . . . . . . . . . . . . . . .      137
    1999 . . . . . . . . . . . . . . . . . . . . . . . . . .       73
    2000 and beyond  . . . . . . . . . . . . . . . . . . . .       33
                                                              -------
                                                              $10,744
                                                              -------
                                                              -------

NOTE 7 -- LINE OF CREDIT

    The Company had with Bank of America Oregon a $5,000 credit facility (the "Line of Credit") and a $1,000 non-revolving credit facility for equipment purchases secured by the assets of the Company. The Line of Credit interest rate, at the option of the Company, was a floating rate generally based on a defined prime rate plus 0.5% or a fixed rate related to an offshore rate plus 2.0%. The non-revolving credit facility interest rate, at the option of the Company, was a floating rate based on a defined prime rate plus 0.75%, or a defined long term fixed rate. In April 1995, the maximum amount that could be borrowed under the Line of Credit was increased to $12,000. On December 20, 1995, the Company reached agreement with the bank to modify its Line of Credit arrangement. Pursuant to that agreement, the maximum amount that may be borrowed was increased to $12,500, and the $1,000 non-revolving credit facility was terminated. The Line of Credit interest rate, at the option of the Company, is a floating rate generally based on a defined prime rate plus 1.0% (8.5% as of December 31, 1995) or a fixed rate related to an offshore rate plus 2.5% (7.6875% as of December 31, 1995). To the extent that the Borrowing Base (defined in the Line of Credit agreement as 85% of certain net accounts receivable or 85% of a calculated revenue amount) is below the $12,500 maximum, the Line of Credit is limited to the Borrowing

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 7 -- LINE OF CREDIT (CONTINUED)


Base. The Borrowing Base was approximately $11,400 at December 31, 1995. The Line of Credit expires on July 1, 1996. The Company had borrowings under the Line of Credit of $11,033 at December 31, 1995, $11,000 of which was locked up at 30-day offshore rates ranging from 7.75% to 7.9375%.


    The Line of Credit contains three conditions, each of which must be satisfied at all times. Failure to satisfy these conditions could result in the Company being declared in default by Bank of America Oregon under the Line of Credit. As of September 30, 1995, the Company was not in compliance with the condition that the Company's fixed charges maintain a certain ratio relative to its earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company's failure to meet this condition was the result of lower earnings and increases in the current portion of long-term obligations. In the agreement to modify the Line of Credit, the bank waived this condition. The Company and the bank have entered into an agreement that retroactively revised the covenants for the Line of Credit. The Company was in compliance with these covenants as of December 31, 1995. Based on the revised covenant requirements and the Company's analysis of its cash flow needs and sources, existing liabilities, and expectations regarding future operations, the Company believes that it will be able to continue to comply with these amended covenants.

NOTE 8 -- COMMITMENTS AND CONTINGENT LIABILITIES

    The Company conducts a majority of its business utilizing leased facilities and equipment in the various cities in which it operates. The Company also leases office space for its corporate headquarters. Certain Lease agreements provide for payment of taxes, insurance, maintenance and other expenses related to the leased property. Certain lease agreements also provide an option for renewal at varying terms, depending on the location and type of equipment. The aggregate future minimum commitments under operating leases are as follows:


        Year Ending
       December 31,
       ------------
         1996 . . . . . . . . . . . . .   $ 3,444
         1997 . . . . . . . . . . . . .     2,859
         1998 . . . . . . . . . . . . .     2,317
         1999 . . . . . . . . . . . . .     1,541
         2000 . . . . . . . . . . . . .       596
       Thereafter . . . . . . . . . . .     1,887
                                          -------
                                          $12,644
                                          -------
                                          -------

    Rent expense for the years ended December 31, 1995, 1994, and 1993 amounted to $3,744, $1,938, and $623, respectively.

    In the ordinary course of its business, the Company may be subject from time to time to claims and legal actions. The Company has no history of material claims and no material actions are currently pending against the Company.

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 9 -- ACCRUED LIABILITIES


    Accrued liabilities consist of the following:

                                                    December 31,  December 31,
                                                        1995          1994
                                                    ------------  ------------
Accrued compensation. . . . . . . . . . . . . . .       $  604        $  274
Accrued professional fees . . . . . . . . . . . .          311           141
Accrued interest. . . . . . . . . . . . . . . . .          402            --
Other accrued liabilities . . . . . . . . . . . .        1,198           802
                                                        ------        ------
                                                        $2,515        $1,217
                                                        ------        ------
                                                        ------        ------

NOTE 10 -- INCOME TAXES

     The income tax provision consists of the following:

                                              1995         1994         1993
                                            --------     --------     --------
Current tax expense (benefit):
  Federal . . . . . . . . . . . . . . .     $  1,225     $     (9)    $    390
  State . . . . . . . . . . . . . . . .          224           (5)          77
                                            --------     --------     --------
                                               1,449          (14)         467
                                            --------     --------     --------
Deferred tax expense:
  Federal . . . . . . . . . . . . . . .         (256)       1,263          165
  State . . . . . . . . . . . . . . . .            9          126           17
                                            --------     --------     --------
                                                (247)       1,389          182
                                            --------     --------     --------
                                            $  1,202     $  1,375     $    649
                                            --------     --------     --------
                                            --------     --------     --------

     The Company's effective tax rate is reconciled to the tax computed at the statutory federal rate as follows:

                                                  1995        1994        1993
                                                -------     -------      ------
Tax expense at federal statutory rate . . . .    34.00%      34.00%       34.00%
State income taxes, net of federal benefit  .     3.92        3.40         3.90
Non-deductible goodwill and other permanent
  differences . . . . . . . . . . . . . . . .     5.09         1.90          .40
                                                 -----       ------       ------
                                                 43.01%       39.30%       38.30%
                                                 -----       ------       ------
                                                 -----       ------       ------

    The deferred tax (assets) liabilities are comprised of the following components:

                                                              December 31,
                                                         --------------------
                                                          1995          1994
                                                         -------       ------
Property and equipment. . . . . . . . . . . . . . . . .  $    --       $   --
Nonrecognizable reserves. . . . . . . . . . . . . . . .      244           --
Cost of acquisition in excess of the fair value of
  net assets acquired and other intangibles . . . . . .      507          157
Cash versus accrual reporting for tax
  purposes. . . . . . . . . . . . . . . . . . . . . . .    1,772        2,687
                                                         -------      -------
   Gross deferred tax liabilities . . . . . . . .          2,523        2,844
                                                         -------      -------

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)

NOTE 10 -- INCOME TAXES (CONTINUED)

Property and equipment. . . . . . . . . . . . . .           (11)           (5)
Net operating losses. . . . . . . . . . . . . . .            (6)          (86)
                                                         -------       -------
  Gross deferred tax assets . . . . . . . . . . .           (17)          (91)
                                                         -------       -------
Net deferred tax liabilities. . . . . . . . . . .        $ 2,506       $ 2,753
                                                         -------       -------
                                                         -------       -------

NOTE 11 -- REDEEMABLE COMMON STOCK AND NONREDEEMABLE SHAREHOLDERS' EQUITY

    By way of closings on April 21, 1994 and May 9, 1994, the Company concluded an initial public offering of 2,760 shares of common stock (of which 2,560 was sold by the Company) at $6.00 per share (the "Offering"). Following the Offering, 6,794 shares were outstanding. Prior to the Offering, there was no public market for the Company's common stock . The Company's common stock offering was declared effective on April 14, 1994, for trading on the Nasdaq National Market System, under the symbol "PRHB."

    During 1994, in connection with the 1993 California acquisition, a warrant to exercise 6 shares of common stock at $0.13 per share issued in connection with the acquisition was exercised on March 18, 1994. Such amount is included in the common stock issued for cash in the Consolidated Statement of Shareholders' Equity.

    During 1994, in connection with the 1993 Texas acquisition, the Company issued an additional 83 shares of common stock.

    In July 1993, the Board of Directors authorized a three-for-four stock split. This split was approved by the shareholders in August 1993. All share references and related per share amounts have been adjusted in the accompanying consolidated financial statements to reflect the reverse stock split.

    In June 1995 the Company acquired a physical therapy practice for $375 in cash and 41.7 shares of the Company's common stock, valued at the market price on June 6, 1995, the closing date of the agreement. The market price was $9.00 per share on June 6, 1995. Under the terms of the acquisition agreement, the Company agreed to register the 41.7 shares under the Securities Act of 1933 within 180 days from the closing date of the acquisition. The agreement further specified that if such shares were not registered within the 180 day period, the shares of common stock would be redeemable at the request of the shareholder, upon 30 days written notice, at a price equal to the last sale price of the Company's common stock as reported on the Nasdaq National Market System. The Company has received written notice of a shareholder's request to redeem one-half of such shares of common stock. The redemption value of such shares at December 4, 1995 was $7.875 per share, or $164 in the aggregate. The total 41.7 shares of common stock is shown as redeemable common stock in the accompanying consolidated balance sheet at its recorded value of $375.


NOTE 12 -- STOCK OPTION PLANS

1993 AMENDED AND RESTATED COMBINATION STOCK OPTION PLAN

    The 1993 Amended and Restated Combination Stock Option Plan (the "Plan") provides for the grant of incentive and nonqualified stock options to selected employees, officers, directors, consultants and advisors to purchase up to 1,250 shares of common stock. As of December 31, 1995, options to purchase 870 shares of common stock were outstanding, no shares of common stock had been issued upon exercise of options, and 380 shares of common stock were available for future grants under the Option Plan. These 870 options were granted at various exercise prices ranging from $4.00 to $10.00 per share and began vesting on January 1, 1994, and expire between June 3, 1997 through October 3, 2005. A total of 558

          PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except per share amounts)


NOTE 12 -- STOCK OPTION PLANS (CONTINUED)


of the incentive and nonqualified stock options were exercisable at December 31, 1995. As of December 31, 1995, non-plan options to purchase 15 shares of common stock were outstanding at an average exercise price of $7.21 per share and no shares of common stock had been issued upon exercise of these options. These options expire between four and five years from date of grant. All of the non-plan options were exercisable at December 31, 1995.

    The Directors' Stock Option Plan (the "Directors' Plan") provides for the grant of nonqualified stock options to directors who are not officers or employees of the Company to purchase up to 100 shares of common stock. As of December 31, 1995, options to purchase 41 shares of common stock were outstanding, no shares of common stock had been issued upon exercise of options, and 59 shares of common stock were available for future grants under the Directors' Plan. These 41 options were granted at various exercise prices ranging from $6.38 to $8.50 per share and began vesting on October 1, 1995 and expire between October 1, 2004 through October 3, 2005. A total of 4 options were exercisable at December 31, 1995.


NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    All of the Company's significant financial instruments are recognized in its balance sheet. The carrying value of financial assets and liabilities generally approximates fair value as of December 31, 1995. Due to the private nature of the Company's convertible notes payable and the subjectivity of assessing the impact of the Company's future common stock price, the estimated fair value of the long-term obligations is judged to be materially the same as that reflected in the financial statements.

    The Company maintains its cash balances in financial institutions located in various parts of the United States. These balances are insured by the Federal Deposit Insurance Corporation up to $100. At December 31, 1995, uninsured amounts held at these financial institutions totaled approximately $144. No one third-party payor balance exceeds 10% of net realizable receivables.


NOTE 14 -- RETIREMENT PLAN -- 401(k)

    Beginning January 1, 1993, the Company began contributing to a 401(k) Profit Sharing Plan in accordance with the Employee Retirement Income Security Act of 1974. The plan is for all employees meeting the eligibility requirement of one year of service and 21 years of age and older. Participants in the plan may elect to contribute from 2% to 15% of their compensation. The Company will match 50% of up to 6% of the employees' compensation. The Company contributed $136 and $35 for the years ended December 31, 1995 and 1994, respectively.


NOTE 15 -- SUBSEQUENT EVENTS

    On November 9, 1995, the Company entered into an agreement with Horizon/CMS Healthcare Corporation ("Horizon") pursuant to which the Company would be merged with a wholly-owned subsidiary of Horizon. On March 12, 1996, the Company announced that the merger could not be consummated by April 1, 1996 and that the merger agreement could be terminated by either party if the merger was not consummated by that date. The Company also announced that neither party was willing to extend the termination date under the merger agreement's existing terms and that the parties were in discussion and considering alternatives. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES.

                                     SCHEDULE II

           PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS


                                                 Balance at     Charged to    Acquired in    Reserves and      Balance
                                                  Beginning      Costs and       Clinic        Bad Debt        at End
Description                                       of Period      Expenses      Purchases      Deductions      of Period
- -----------                                      ----------     ----------    -----------    ------------     ---------
Allowance for contractual adjustments
  and doubtful accounts
    Year ended December 31, 1993                 $   94,100     $  269,407     $1,356,688     $  210,197      $1,509,998

Allowance for contractual adjustments
    Year ended December 31, 1994                  1,114,366      3,899,777              -      3,312,630       1,701,513

Allowance for doubtful accounts
    Year ended December 31, 1994                    395,632      1,297,018      5,532,756      2,363,596       4,861,810

Allowance for Contractual Adjustments
    and doubtful accounts
    Year ended December 31, 1994                  1,509,998      5,196,794      5,532,756      5,676,226       6,563,323

Allowance for contractual adjustments
    Year ended December 31, 1995                  1,701,513      8,603,655      1,414,499      9,045,891       2,673,776

Allowance for doubtful accounts
    Year ended December 31, 1995                  4,861,810      2,176,944        658,197      3,504,932       4,192,019

Allowance for contractual adjustments
    and doubtful accounts
    Year ended December 31, 1995                  6,563,323     10,780,599      2,072,696     12,550,822       6,865,795