Form 10-K/A
period 1995-12-31
PACIFIC REHABILITATION & SPORTS MEDICINE INC
filed 1996-07-11
CIK 910109

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO

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

                        8100 NE PARKWAY DRIVE, SUITE 190
                           VANCOUVER, WASHINGTON 98662
              (Address of principal executive offices and zip code)
                                 (360)-260-8130
               (Registrants telephone number including area code)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)
                               __________________

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

           The Index to Exhibits appears on page 16 of this document.
                               __________________

                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of the Proxy

Statement for the Registrant's Annual Meeting of Shareholders to be held June 21, 1996.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 PACIFIC REHABILITATION & SPORTS MEDICINE, INC.
                         AMENDMENT NO. 1 TO FORM 10-K/A
                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----

Item 1         Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2         Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . 5


Item 3         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 5


Item 4         Submission of Matters to a Vote of Security Holders . . . . . . 6

                                     PART II

Item 5         Market for the Registrant's Common Equity
               and Related Stockholder Matters . . . . . . . . . . . . . . . . 6

Item 6         Selected Financial Data . . . . . . . . . . . . . . . . . . . . 6

Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . 7

Item 8         Financial Statements and Supplementary Data . . . . . . . . . .15

Item 9         Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . . . . . . . .15


                                    PART III

Item 10        Directors and Executive Officers of the Registrant. . . . . . .15


Item 11        Executive Compensation. . . . . . . . . . . . . . . . . . . . .17

Item 12        Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . . . . .19

Item 13        Certain Relationships and Related Transactions. . . . . . . . .19

                                     PART IV


Item 14        Exhibits, Financial Statement Schedules and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .19

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

     The following table sets forth, as of December 31, 1995, the number of clinic acquisitions completed and additional clinics opened by the Company since 1993:


                                                  1993                             1994                            1995
                                       -------------------------         -----------------------         -------------------------
                                       1st    2nd     3rd    4th         1st    2nd    3rd   4th         1st    2nd    3rd     4th
                                       Qtr    Qtr     Qtr    Qtr         Qtr    Qtr    Qtr   Qtr         Qtr    Qtr    Qtr     Qtr
                                       ---    ---     ---    ---         ---    ---    ---   ---         ---    ---    ---     ---

 Clinics at beginning of period         5      7       7     18          18     18     37     37          39     47     59     74
      Clinics acquired                  2      -      11      -           -     17      -     2           8      10     14      -
      Clinics opened                    -      -       -      -           -      2      -     -           -      2      1       -
      Clinics consolidated              -      -       -      -           -      -      -     -           -      -      -      (2)
                                       -------------------------         -----------------------         ------------------------
 Clinics at end of period               7      7      18     18          18     37     37     39          47     59     74     72
                                       -------------------------         -----------------------         ------------------------
                                       -------------------------         -----------------------         ------------------------



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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected consolidated financial information of the Company expressed as a percentage of net revenues:


                                                                                              Year Ended December 31,
                                                                                    -------------------------------------------
                                                                                     1995              1994              1993
                                                                                    -----             -----             -----

           Net revenues                                                             100.0 %           100.0 %           100.0 %
           Cost of revenues                                                          57.7              50.2              49.4
                                                                                    -----             -----             -----
           Gross profit                                                              42.3              49.8              50.6
           Operating expenses:
                Selling, general and administrative expenses                         25.6              27.4              23.0
                Depreciation and amortization                                         5.5               4.8               6.2
                                                                                    -----             -----             -----
                                                                                     31.1              32.2              29.2
                                                                                    -----             -----             -----
           Operating income                                                          11.2              17.7              21.4
                                                                                    -----             -----             -----
           Non-operating income (expense):
                Interest expense                                                     (3.3)             (0.8)             (0.6)
                Interest income                                                       0.0               0.2               0.6
                Other-nonrecurring contract termination cost                          0.0               0.0              (0.6)
                                                                                    -----             -----             -----
                                                                                     (3.3)             (0.6)             (0.6)
                                                                                    -----             -----             -----
           Earnings before income taxes                                               7.9              17.1              20.8
           Income taxes                                                               3.4               6.7               8.0
                                                                                    -----             -----             -----
           Net earnings                                                               4.5 %            10.4 %            12.8 %
                                                                                    -----             -----             -----
                                                                                    -----             -----             -----



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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table contains certain information regarding the current directors of the Company. Directors are elected by the shareholders at the annual meeting to hold office until they resign or their successors are elected and qualified:

                                                         Has Been a
     Name                     Age                      Director Since
     ----                     ---                      --------------

Bill Barancik                 60                             1996
Brian M. Bussanich            43                             1991
John A. Elorriaga             72                             1993
Frank Jungers                 69                             1993

BILL BARANCIK has been a director since April 15, 1996, when he also joined the Company as its President, Chief Executive Officer and Chairman of the Board of Directors. From 1995 until joining the company, Mr. Barancik was a healthcare consultant on outsourcing and strategic business planning for healthcare companies. From 1994 to 1995, he was President and Chief Operating Officer for Certus Enterprises, Inc., an early stage healthcare outsourcing company. From 1992 until 1994, he was the Senior Executive Vice President and Head of Operations for CMSI, Inc., Irvine, a data processing and information outsourcing services provider to hospitals, healthcare organizations and local governments, where he directed daily operations for all outsourcing accounts in the company's healthcare and insurance markets, provided executive oversight to all regional data centers and all major corporate development projects (including implementation of development and operation standards and methodologies), and had responsibility for directing 475 employees. From

1989 until 1992, he was an executive consultant to aerospace, high-technology and healthcare companies, for which he developed business and technical strategies and implementation plans. Prior to 1989, Mr. Barancik served as Chairman, Vice Chairman, Chief Executive Officer and President of numerous companies.

BRIAN M. BUSANICH served as President and a Director of the Company since its formation in December 1991, and served as President, Chief Executive Officer and Chairman of the board from June 1994 until October 1, 1995, when he resigned as the company's President, Chief Executive Officer and Chairman of the board. Dr. Bussanich remains a Director of the Company. From 1988 to 1991, he was the managing general partner of the limited partnerships which the Company acquired in December 1991. Dr. Bussanich was also the President and a Director of Pacific Rehab, Inc. from its inception in February 1992 until its merger with the Company. From 1992 until 1995, Dr. Bussanich served as the President and a Director of the Company's current and former subsidiaries. Until December 1991, he was the managing partner of Portland Rehabilitation and Sports Medicine Center in Portland, Oregon. Prior to 1991, Dr. Bussanich was also active as a chiropractic practice consultant. He holds a Doctor of Chiropractic degree and is a licensed chiropractor in Oregon and Hawaii.

JOHN A. ELORRIAGA has been a director of the company since August 1993. On October 1, 1995, Mr. Elorriaga became President, Chief Executive Officer and Chairman of the Board. On April 15, 1996, Mr. Barancik succeeded Mr. Elorriaga as President, Chief Executive Officer and Chairman of the Board. In 1987, Mr. Elorriaga retired from his positions as Chairman of the Board and Chief Executive Officer of the United States National Bank of Oregon and of its holding company, US Bancorp, which he had held since 1974. Mr. Elorriaga also serves as a director of certain private companies. Mr. Elorriaga has been retired since 1987.

FRANK JUNGERS has been a director of the Company since August 1993. Mr. Jungers retired in 1978 as Chairman of the Board and Chief Executive Officer of Arabian American Oil company, following thirty years of employment with that company. Since his retirement, Mr. Jungers has been a private consultant and serves on the Boards of Directors of The AES Corporation, Dual Drilling Company, Georgia-Pacific Corporation, Star Technologies, Inc., Thermo Ecotek Corporation, Thermo Electron Corporation, Thermo Quest Corporation and Thermo Instrument Systems, Inc. Mr. Jungers also serves as a director of certain private companies.

The following table identifies the current executive officers of the Company, the positions which they hold, and the year in which they began serving in their respective capacities. Officers of the Company are elected by the Board of Directors at the Annual Meeting to hold office until they resign, are terminated or their successors are elected and qualified.

                                                                   Position
      Name         Age      Current Position(s) with Company      Held Since
      ----         ---      --------------------------------      ----------

Bill Barancik       60    President, Chief Executive Officer         1996
                          and Chairman of the Board

William A. Norris   43    Executive Vice President-Finance &         1993
                          Administration and Secretary

Alfred J. Howard    43    President-Eastern Region                   1993

Randall J.          42    President-Western Region                   1993
Robertson

For information on the business background of Mr. Barancik, see the table of directors above.

WILLIAM A. NORRIS has been Executive Vice President-Finance & Administration, and Secretary of the Company since December 1993. Prior to March 1995,
Mr. Norris was also Treasurer of the Company. From 1989 until joining the Company, Mr. Norris was Executive Vice President-Finance & Administration and, in addition, in May 1992 was appointed Treasurer, of CMSI, Inc., a data processing and information outsourcing services provider to hospitals, healthcare organizations and local governments.

ALFRED J. HOWARD was a Senior Vice President of the Company from October 1993 until June 1994, at which time Mr. Howard became President-Eastern Region of the Company. From September 1991 until October 1993, he was a Regional Vice President of HEALTHSOUTH Rehabilitation Corp. ("HEALTHSOUTH"). From September 1988 until September 1991, he was an area manager for HEALTHSOUTH with overall responsibility for the corporation's operations in north central Florida. HEALTHSOUTH is a provider of a wide spectrum of healthcare services, including outpatient physical therapy services, and is not affiliated with the Company.

RANDALL J. ROBERTSON was a Senior Vice President of the Company from October 1993 until June 1994, at which time Mr. Robertson became President-Western Region of the Company. From 1992 until October 1993, he was the President and Chief Executive Officer of Affiliated Physical Therapists (Phoenix), a wholly-owned subsidiary of RehabClinics, Inc., and Area Vice President for RehabClinics, Inc. (Arizona and Nevada). Until its acquisition by NovaCare, Inc., RehabClinics, Inc. provided outpatient physical therapy services and was not and is not affiliated with the Company. Mr. Robertson previously served as Medical Center Administrator for FHP Health Care in Tucson, Arizona from 1991 to 1992. From 1989 to 1991, Mr. Robertson served as the Director of Operations for START Clinics in Phoenix and Tucson.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company determined as of the end of the last fiscal year (hereafter referred to as the "named executive officers") for the fiscal years ended December 31, 1995, 1994 and 1993.






                                                     SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                                                         Compensation
                                              Annual Compensation                           Awards
                                   ------------------------------------------               Stock
                                                                 Other Annual              Options           All Other
         Name           Year       Salary(A)          Bonus      Compensation              Granted         Compensation
         ----           ----       ---------          -----      ------------              -------         ------------

John A. Elorriaga (B)   1995             --               --          --                    11,000               --




Brian M. Bussanich (C)  1995       $105,000               --     $10,699(D)                     --          $71,263(E)
                        1994        125,000               --      12,359(D)                     --            5,869(E)
                        1993        105,200               --      13,901(D)                318,750            4,027(F)

Alfred J. Howard        1995        107,000               --          --                        --            3,025(F)
                        1994         97,000                                                                   4,110(G)
                        1993         21,600

William A. Norris       1995        110,000               --           --                    5,000             1,849(F)
                        1994         97,000
                        1993          6,300

Randall J. Robertson    1995        107,000               --           --                      --             10,252(G)
                        1994         97,000                                                                    3,410(I)
                        1993         23,400




(A)  Amounts shown include cash compensation earned in each respective year.

(B) Mr. Elorriaga became President, Chief Executive Officer and Chairman of the Board on October 1, 1995. Mr. Elorriaga did not receive cash compensation for his duties as an officer in 1995.

(C) Dr. Bussanich served as President, Chief Executive Officer and Chairman of the Board from December 1991 until October 1, 1995. Amounts shown for
     Dr. Bussanich are through October 1, 1995.  Upon his resignation,
     Dr. Bussanich entered into an agreement under which he agreed not to compete with the Company for a period of two years, for which he will be paid $140,000 per year for two years, and was paid $26,923 for unused accrued vacation.

(D) Includes automobile lease payments of $6,334, $7,494 and $3,747 in 1995, 1994 and 1993, respectively, and club dues of $4,365, $5,045 and $4,330 in 1995, 1994 and 1993, respectively.

(E) Includes matching amounts contributed to the Company's 401(k) plan of $5,020, $3,489 and $4,027 in 1995, 1994 and 1993, respectively; $3,320 and
     $2,380 of life insurance premiums paid by the Company for the benefit of Dr. Bussanich, in 1995 and 1994, respectively, $1,000 in accounting services; and $26,923 of unused accrued vacation and $35,000 paid in 1995, pursuant to Dr. Bussanich's non compete agreement. SEE EMPLOYMENT CONTRACTS.

(F)  Represents matching amounts contributed to the Company's 401(k) plan.

(G) Represents $3,000 of office rent and $1,110 of moving expense reimbursement.

(H) Represents matching amount contributed to the Company's 401(k) plan of $66, $2,603 of rental reimbursement, $3,467 of offcie rent and $4,116 of payment for unused accrued vacation.

(I)  Represents $900 of office rent and $2,510 of moving expense reimbursement.

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

(a) (3) Exhibits:

Exhibit No.                   Description of Exhibits
- -----------                   -----------------------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on April 13, 1994 (Reg. No. 33-74440)).

Exhibit No.                   Description of Exhibits
- -----------                   -----------------------

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on April 13, 1994 (Reg. No. 33-74440)).


3.2.1*    Amendment No. 1 to Amended and Restated Bylaws

3.2.2*    Amendment No. 2 to Amended and Restated Bylaws


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

Exhibit No.                   Description of Exhibits
- -----------                   -----------------------

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


10.15.4*  Loan Modification No. 4 to Exhibit 10.15

10.15.5   Loan Modification No. 5

11.1* Computation of Per Share Earnings for the years ended December 31, 1995, 1994, and 1993

21*       Subsidiaries of the Registrant


23.1      Consent of Price Waterhouse LLP

23.2      Consent of Grant Thornton LLP


*  Filed previously


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


Date:  July 10, 1996


                              PACIFIC REHABILITATION &
                               SPORTS MEDICINE, INC.


                              By /s/ Bill Barancik
                                 -----------------
                                 Bill Barancik
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                     Title
- ---------                     -----



/s/ William A. Norris         Executive Vice President, Finance & Administration
- -------------------------     (Principal Financial and Accounting Officer)
William A. Norris             Date:   July 10, 1996

/s/ Bill Barancik             Director
- -------------------------     Date:   July 10, 1996
Bill Barancik


/s/ John A. Elorriaga         Director
- -------------------------     Date:   July 10, 1996
John A. Elorriaga

/s/ Frank Jungers             Director
- -------------------------     Date:   July 10, 1996
Frank Jungers

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (In thousands, except per share amounts)



                                                                                     For the Year Ended December 31,
                                                                         -----------------------------------------------------
                                                                          1995           1994           1993           1992
                                                                         -------        -------        -------        -------

STATEMENT OF EARNINGS DATA

Net revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .         $35,073        $20,504        $ 8,162        $ 4,396
Earnings before income taxes . . . . . . . . . . . . . . . . . .         $ 2,795        $ 3,501        $ 1,696        $ 1,524
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,593        $ 2,126        $ 1,047        $   961
Net earnings per common share:
   Primary . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  0.20        $  0.35        $  0.26        $  0.26
   Fully diluted . . . . . . . . . . . . . . . . . . . . . . . .         $  0.20        $  0.35        $  0.26        $  0.26
Weighted average number of common and common
   equivalent shares outstanding:
   Primary . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,973          6,115          3,996          3,738
   Fully diluted . . . . . . . . . . . . . . . . . . . . . . . .           8,369          6,115          3,996          3,738



                                                                                     December 31,
                                                                         -------------------------------------
                                                                          1995           1994           1993
                                                                         -------        -------        -------

BALANCE SHEET DATA

Working capital. . . . . . . . . . . . . . . . . . . . . . . . .         $(3,946)       $ 8,247        $ 2,300
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .         $68,869        $36,191        $17,665
Long-term obligations, less current maturities . . . . . . . . .         $ 8,089        $ 2,029        $ 1,074
Redeemable common stock. . . . . . . . . . . . . . . . . . . . .         $   375        $    --        $    --
Nonredeemable shareholders' equity . . . . . . . . . . . . . . .         $38,817        $28,441        $10,801

   The Company commenced operations on December 31, 1991.


QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                          First         Second          Third         Fourth
                                                                         Quarter        Quarter        Quarter        Quarter
                                                                         -------        -------        -------        -------

          1995

Net revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 6,951        $ 7,913        $10,039        $10,170
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,482        $ 3,703        $ 3,726        $ 3,939
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .         $   704        $   537        $   141        $   211
Net earnings per common share:
   Primary . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  0.10        $  0.07        $  0.02        $  0.03
   Fully diluted . . . . . . . . . . . . . . . . . . . . . . . .         $  0.09        $  0.07        $  0.02        $  0.03
Weighted average number of common and common
   equivalent shares outstanding:
   Primary . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,336          7,773          8,280          8,269
   Fully diluted . . . . . . . . . . . . . . . . . . . . . . . .           7,701          8,049          8,872          8,939

          1994

Net revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,057        $ 5,213        $ 5,889        $ 6,345
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,413        $ 2,608        $ 2,949        $ 3,244
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .         $   266        $   572        $   676        $   612
Net earnings per common share. . . . . . . . . . . . . . . . . .         $  0.07        $  0.09        $  0.10        $  0.09
Weighted average number of common and common
   equivalent shares outstanding . . . . . . . . . . . . . . . .         $ 4,031        $ 6,397        $ 7,018        $ 7,014


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


We have also audited Schedule II for the year ended December 31, 1993. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/S/ GRANT THORNTON LLP

GRANT THORNTON LLP
Portland, Oregon
February 4, 1994

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                      December 31,   December 31,
                                                                                          1995           1994
                                                                                      ------------   ------------

                                                               ASSETS

Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $   272        $ 1,085
   Patient accounts receivable, net (Note 3) . . . . . . . . . . . . . . . . . .         14,000          8,916
   Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            680          1,042
   Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .              7            391
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            723            367
                                                                                        -------        -------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .         15,682         11,801
                                                                                        -------        -------

Property and equipment, net (Note 4) . . . . . . . . . . . . . . . . . . . . . .          2,774          1,757
                                                                                        -------        -------

Other Assets:
   Intangible assets, at cost, less accumulated amortization (Note 5). . . . . .         49,947         22,448
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            466            185
                                                                                        -------        -------
          Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .         50,413         22,633
                                                                                        -------        -------
                                                                                        $68,869        $36,191
                                                                                        -------        -------
                                                                                        -------        -------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term obligations (Note 6). . . . . . . . . . . . .        $ 2,655         $1,544
   Notes payable and other obligations, current portion. . . . . . . . . . . . .            438
   Line of credit (Note 7) . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,033             --
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            868            207
   Accrued liabilities (Note 9). . . . . . . . . . . . . . . . . . . . . . . . .          2,515          1,217
   Accrued income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            996             --
   Deferred income taxes, current portion (Note 10). . . . . . . . . . . . . . .          1,123            586
                                                                                        -------        -------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .         19,628          3,554
                                                                                        -------        -------

Notes payable and other obligations, less current portion. . . . . . . . . . . .            577             --
                                                                                        -------        -------

Deferred income taxes, less current portion (Note 10). . . . . . . . . . . . . .          1,383          2,167
                                                                                        -------        -------

Long-term obligations, less current maturities (Note 6). . . . . . . . . . . . .          8,089          2,029
                                                                                        -------        -------

Commitments and contingent liabilities (Notes 1, 7 and 8). . . . . . . . . . . .             --             --
                                                                                        -------        -------

Redeemable common stock, 41,667 shares issued and outstanding (Note 11). . . . .            375             --
                                                                                        -------        -------

Nonredeemable Shareholders' Equity:
   Preferred stock - $.01 par value, 5,000,000 shares authorized;
     none issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . .             --             --
   Common stock -- $.01 par value, 20,000,000 shares authorized;
     8,003,981 (including 536,097 shares to be released in January
     1996) and 6,999,786 shares issued and outstanding (Notes 2 and 11). . . . .             80             70
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .         33,010         24,237
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,727          4,134
                                                                                        -------        -------
          Total nonredeemable shareholders' equity . . . . . . . . . . . . . . .         38,817         28,441
                                                                                        -------        -------
                                                                                        $68,869        $36,191
                                                                                        -------        -------
                                                                                        -------        -------


      The accompanying notes are an integral part of these balance sheets.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except per share amounts)


                                                                                           For the Year Ended December 31,
                                                                                        -------------------------------------
                                                                                         1995           1994            1993
                                                                                        -------        -------         ------

Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $35,073        $20,504         $8,162
Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,223         10,290          4,028
                                                                                        -------        -------         ------
     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,850         10,214          4,134
                                                                                        -------        -------         ------
Operating expenses:
   Selling, general and administrative expenses. . . . . . . . . . . . . . . . .          8,993          5,618          1,878
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .          1,923            979            505
                                                                                        -------        -------         ------
                                                                                         10,916          6,597          2,383
                                                                                        -------        -------         ------

     Operating income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,934          3,617          1,751
                                                                                        -------        -------         ------
Nonoperating income (expense):
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,153)          (170)           (47)
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14             54             45
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             --            (53)
                                                                                        -------        -------         ------
                                                                                         (1,139)          (116)           (55)
                                                                                        -------        -------         ------
     Earnings before income taxes. . . . . . . . . . . . . . . . . . . . . . . .          2,795          3,501          1,696
                                                                                        -------        -------         ------

Income taxes (Note 10) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,202          1,375            649
                                                                                        -------        -------         ------

     Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,593        $ 2,126         $1,047
                                                                                        -------        -------         ------
                                                                                        -------        -------         ------

Net earnings per common share:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $0.20          $0.35          $0.26
                                                                                          -----          -----          -----
                                                                                          -----          -----          -----
     Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $0.20          $0.35          $0.26
                                                                                          -----          -----          -----
                                                                                          -----          -----          -----

Weighted average number of common and
   common equivalent shares outstanding:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,973          6,115          3,996
                                                                                          -----          -----          -----
                                                                                          -----          -----          -----

     Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,369          6,115          3,996
                                                                                          -----          -----          -----
                                                                                          -----          -----          -----



        The accompanying notes are an integral part of these statements.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK
                     AND NONREDEEMABLE SHAREHOLDERS' EQUITY
                                  (In thousands)

                                                                                      Nonredeemable Shareholders' Equity
                                                              Redeemable       ----------------------------------------------
                                                             Common Stock        Common Stock    Additional
                                                           ----------------    ----------------    Paid-In  Retained
                                                           Shares    Amount    Shares    Amount    Capital  Earnings    Total
                                                           ------    ------    ------    ------  ---------- --------    -----

Balance at December 31, 1992 . . . . . . . . . . . . .         --      $ --     3,519       $35    $5,650    $  961   $ 6,646

Common stock issued in connection with clinic
  acquisitions . . . . . . . . . . . . . . . . . . . .         --        --       373         4     3,090        --     3,094
Common stock issued in lieu of cash compensation . . .         --        --         2        --        14        --        14
Net earnings for the year. . . . . . . . . . . . . . .         --        --        --        --        --     1,047     1,047
                                                               --      ----     -----       ---   -------    ------   -------


Balance at December 31, 1993 . . . . . . . . . . . . .         --        --     3,894        39     8,754     2,008    10,801

Common stock issued for cash . . . . . . . . . . . . .         --        --        26        --       126        --       126
Common stock issued in connection with the initial
  public offering, net of costs of issuance. . . . . .         --        --     2,560        26    12,489        --    12,515
Common stock issued in connection with clinic
  acquisitions . . . . . . . . . . . . . . . . . . . .         --        --       437         4     2,618        --     2,622
Additional common stock issued in connection with
  1993 acquisition of two clinics in Texas . . . . . .         --        --        83         1       250        --       251
Net earnings for the year. . . . . . . . . . . . . . .         --        --        --        --        --     2,126     2,126
                                                               --      ----     -----       ---   -------    ------   -------

Balance at December 31, 1994 . . . . . . . . . . . . .         --        --     7,000        70    24,237     4,134    28,441

Common stock issued in connection with
  clinic acquisition (Note 11) . . . . . . . . . . . .         42       375        --        --        --        --        --
Common stock issued in connection with clinic
  acquisitions  (including 536 shares to be released
  in January 1996) . . . . . . . . . . . . . . . . . .         --        --       781         8     6,527        --     6,535
Warrants issued in connection with clinic
  acquisitions . . . . . . . . . . . . . . . . . . . .         --        --        --        --       160        --       160
Additional common stock issued in connection
  with 1994 acquisition of six clinics in Maryland
  attributed to their earn-out . . . . . . . . . . . .         --        --       122         1       974        --       975
Common stock issued in connection with a
  promissory note conversion related to a 1994
  acquisition in Hawaii. . . . . . . . . . . . . . . .         --        --       101         1       812        --       813
Common stock options issued in exchange for
  commissions related to acquisitions. . . . . . . . .         --        --        --        --       300        --       300
Net earnings for the year. . . . . . . . . . . . . . .         --        --        --        --        --     1,593     1,593
                                                               --      ----     -----       ---   -------    ------   -------

Balance at December 31, 1995 . . . . . . . . . . . . .         42      $375     8,004       $80   $33,010    $5,727   $38,817
                                                               --      ----     -----       ---   -------    ------   -------
                                                               --      ----     -----       ---   -------    ------   -------



        The accompanying notes are an integral part of these statements.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           For the Year Ended December 31,
                                                                                       --------------------------------------
                                                                                         1995           1994           1993
                                                                                       --------       --------        -------

Cash flows from operating activities:
   Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,593       $  2,126        $ 1,047
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .          1,923            979            505
   Loss on disposal of assets. . . . . . . . . . . . . . . . . . . . . . . . . .              5            --             --
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (247)         1,389            182
   Common stock issued in lieu of cash compensation. . . . . . . . . . . . . . .            --             --              14
   Change in assets and liabilities, net of amounts purchased in acquisitions:
     Patient accounts receivable, net. . . . . . . . . . . . . . . . . . . . . .         (2,876)        (2,390)            66
     Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            779           (949)           295
     Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . .           (387)          (450)          (244)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            548           (122)          (295)
     Accrued liabilities and income taxes. . . . . . . . . . . . . . . . . . . .          1,123           (425)           670
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             62           (361)            --
                                                                                       --------       --------        -------

          Net cash provided by (used in) operating activities. . . . . . . . . .          2,523           (203)         2,240
                                                                                       --------       --------        -------

Cash flows from investing activities:
   Additions to property and equipment, net of amounts
   purchased in acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . .           (378)          (495)          (234)
   Acquisition and organizational costs incurred . . . . . . . . . . . . . . . .            --             --            (101)
   Cash paid for acquisitions, including other direct costs, net of cash
    acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,114)       (11,950)        (2,180)
                                                                                       --------       --------        -------

          Net cash (used in) provided by investing activities. . . . . . . . . .        (13,492)       (12,445)        (2,515)
                                                                                       --------       --------        -------

Cash flows from financing activities:
   Proceeds from line of credit borrowings . . . . . . . . . . . . . . . . . . .         11,183            --             --
   Payments on line of credit borrowings . . . . . . . . . . . . . . . . . . . .           (150)           --             --
   (Payments) proceeds from short-term borrowings. . . . . . . . . . . . . . . .            --            (100)           100
   Payments on notes payable and long-term obligations . . . . . . . . . . . . .           (877)          (259)          (486)
   Costs incurred in connection with stock issuance. . . . . . . . . . . . . . .            --            (824)          (868)
   Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . .            --          14,207              1
                                                                                       --------       --------        -------

          Net cash provided by (used in) financing activities. . . . . . . . . .         10,156         13,024         (1,253)
                                                                                       --------       --------        -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .           (813)           376         (1,528)

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .          1,085            709          2,237
                                                                                       --------       --------        -------
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . .       $    272       $  1,085        $   709
                                                                                       --------       --------        -------
                                                                                       --------       --------        -------

Supplemental disclosures of cash flow information:
   Cash paid during year for:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    818       $    107        $    78
                                                                                       --------       --------        -------
                                                                                       --------       --------        -------
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    529       $    799        $   119
                                                                                       --------       --------        -------
                                                                                       --------       --------        -------

Supplemental schedule of noncash investing and financing activities:
   Acquisition of clinics:
   Cost of acquisitions in excess of fair market value of net assets received. .       $ 27,589       $ 14,452        $ 7,249
   Liabilities assumed or issued . . . . . . . . . . . . . . . . . . . . . . . .         10,117          2,927          5,986
   Common stock issued in connection with acquisitions . . . . . . . . . . . . .          7,886          2,622          3,106
   Warrants and options issued in connection with acquisitions . . . . . . . . .            460            --             --
   Tangible assets acquired in connection with acquisitions. . . . . . . . . . .          3,988          3,047          4,023
   Common stock issued in connection with conversion of note . . . . . . . . . .            813            --             --



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

     The direct costs of the above 1995 transactions are summarized by the table below:


                                                                          Purchase Price
                                   Number                      ------------------------------------        Value
                  Effective          of          Cash          Warrant       Shares of       Stock      Assigned to    Contingent
Region              Date           Clinics     and Notes        Value      Common Stock     Amounts   Purchase Price  Consideration
- ------            ---------       --------     ---------       -------     ------------     -------   --------------  -------------

Washington          2-1-95             3           $950         $160            --          $   --        $ 1,110      $  300
Florida             2-1-95             1            650           --            75             506          1,156          --
California          3-1-95             3          3,400           --            --              --          3,400          --
Maryland            3-1-95             1          2,500           --            --              --          2,500          --
Nevada              4-1-95             2          2,500           --            --              --          2,500          --
Washington          6-1-95             7          1,830           --           182           1,665          3,495         750
Florida             6-1-95             1            325           --            --              --            325          --
Oregon              7-1-95            12          4,693           --           532           4,470          9,163       1,150
Washington          7-1-95             1          2,384           --            34             270          2,654         365
Oregon              8-1-95             1          1,500           --            --              --          1,500          --
                                      --        -------         ----           ---          ------        -------      ------

                                      32        $20,732         $160           823          $6,911        $27,803      $2,565
                                      --        -------         ----           ---          ------        -------      ------
                                      --        -------         ----           ---          ------        -------      ------


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

     During 1994, the Company consummated acquisitions of several physical therapy and related treatment clinics. A summary of the clinics acquired and operated by the Company's wholly-owned subsidiaries follows:


                                                                  Purchase Price
                                      Number        ---------------------------------------        Value
                      Effective         of            Cash           Shares of       Stock      Assigned to     Contingent
Region                  Date          Clinics       and Notes      Common Stock     Amounts   Purchase Price   Consideration
- ------                ---------       -------       ---------      ------------     -------   --------------   -------------

Maryland               4-16-94           6           $ 6,000            231         $1,385        $ 7,385        $   975
California              5-1-94           7             2,124            125            750          2,874            100
Florida                 5-1-94           1             1,900             --             --          1,900             --
Nevada                  5-1-94           1               890             --             --            890             --
Hawaii                  6-1-94           2             2,690             --             --          2,690             --
Mississippi            11-1-94           2               487             81            487            974             --
                                        --           -------            ---         ------        -------        -------
                                        19           $14,091            437         $2,622        $16,713        $ 1,075
                                        --           -------            ---         ------        -------        -------
                                        --           -------            ---         ------        -------        -------


     During 1993, the Company consummated acquisitions of several physical therapy and related treatment clinics. A summary of the clinics acquired and operated by the Company's wholly-owned subsidiaries follows:


                                                                  Purchase Price
                                      Number        ---------------------------------------        Value
                      Effective         of            Cash           Shares of       Stock      Assigned to     Contingent
Region                  Date          Clinics       and Notes      Common Stock     Amounts   Purchase Price   Consideration
- ------                ---------       -------       ---------      ------------     -------   --------------   -------------

California              3-1-93           2            $   --             62         $  500         $  500             --
Hawaii                  7-1-93           2               875            116            925          1,800             --
Nevada and Arizona      8-1-93           7               910            133          1,053          1,963            305
Texas                   9-1-93           2               500             62            616          1,116             --
                                        --            ------            ---         ------         ------           ----
                                        13            $2,285            373         $3,094         $5,379           $305
                                        --            ------            ---         ------         ------           ----
                                        --            ------            ---         ------         ------           ----


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

                                                           (Unaudited)
                                                       For the Year Ended
                                                          December 31,
                                                     ----------------------
                                                       1995           1994
                                                     -------        -------

     Net revenues                                    $42,676        $44,283
                                                     -------        -------
                                                     -------        -------

     Net earnings                                    $ 2,339        $ 3,311
                                                     -------        -------
                                                     -------        -------

     Earnings per share                              $  0.27        $  0.44
                                                     -------        -------
                                                     -------        -------


     The unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred as of the date of the periods indicated or which may be obtained in the future.


NOTE 3 -- PATIENT ACCOUNTS RECEIVABLE

     Patient accounts receivable consist of:

                                                   December 31,   December 31,
                                                       1995           1994
                                                   ------------   ------------

Gross accounts receivable                            $20,866        $15,479
   Less allowance for doubtful accounts
     and contractual adjustments                       6,866          6,563
                                                     -------        -------
   Total patient accounts receivable, net            $14,000        $ 8,916
                                                     -------        -------
                                                     -------        -------

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

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                   December 31,   December 31,
                                                       1995           1994
                                                   ------------   ------------

  Autos. . . . . . . . . . . . . . . . . . . . . .       $32            $34
  Office equipment . . . . . . . . . . . . . . . .     1,429            811
  Physical therapy equipment . . . . . . . . . . .     2,173          1,395
  Leasehold improvements . . . . . . . . . . . . .       929            519
                                                      ------         ------
                                                       4,563          2,759
  Less accumulated depreciation and
   amortization. . . . . . . . . . . . . . . . . .     1,789          1,002
                                                      ------         ------
                                                      $2,774         $1,757
                                                      ------         ------
                                                      ------         ------

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

     Intangible assets consist of the following:

                                                   December 31,   December 31,
                                                       1995           1994
                                                   ------------   ------------

   Cost of acquisitions in excess of the fair
    value of net assets acquired . . . . . . . . .   $51,453        $22,857
   Lease costs . . . . . . . . . . . . . . . . . .       205            205
   Covenant not-to-compete . . . . . . . . . . . .       231            240
   Organizational costs. . . . . . . . . . . . . .        75             75
                                                     -------        -------
                                                      51,964         23,377
   Less accumulated amortization . . . . . . . . .     2,017            929
                                                     -------        -------
                                                     $49,947        $22,448
                                                     -------        -------
                                                     -------        -------

NOTE 6 -- LONG-TERM OBLIGATIONS

   Long-term debt consists of the following:


                                                                                                     December 31,    December 31,
                                                                                                         1995            1994
                                                                                                     ------------    ------------

  9.5% unsecured note payable to an individual, due in
     monthly installments of $7, including interest. . . . . . . . . . . . . . . . . . . . . .           $ 179           $240



NOTE 6 -- LONG-TERM OBLIGATIONS (CONTINUED)

  8.5% unsecured note payable to an individual, due in
     monthly installments of $8, including interest.
     Interest increases to 9.0% after August 15, 1996 and
     a balloon payment of unpaid principal of $757 is due
     March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             786            810
  5% unsecured long-term obligation to a corporation, due in two annual installments of $450, plus interest, which commenced
     May 1, 1995.  Interest increases to 8.0% after May 1, 1996
     and the final installment is due March 1, 1997. . . . . . . . . . . . . . . . . . . . . .             450            900
  4.75% unsecured convertible note payable to a corporation,
     due on June 1, 1995, plus interest (converted June 15, 1995). . . . . . . . . . . . . . .             --             800
  5% unsecured convertible note payable to an individual,
     plus interest, due May 1, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             200            200
  5% unsecured note payable to an individual, plus
     interest, paid May 1, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             100
  4.75% unsecured convertible note payable to an individual,
     $40 due on May 1, 1996.  Interest increases to 6.75% after
     May 1, 1996 and remaining $100, plus interest, due
     March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             140            140
  Obligation in connection with non-compete agreement,
     due in three annual installments of $47,
     which commenced June 1, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              93            140
  4.75% unsecured convertible note payable to a corporation,
     plus interest, due May 1, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             100            100
  4.75% unsecured convertible note payable to a corporation, due in two annual installments of $35, plus interest,
     which commenced May 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              35             70
  7% unsecured convertible note payable to a corporation,
     due in two annual installments of $40, plus interest,
     commencing March 1, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              80             --
  7% unsecured convertible note payable to an individual,
     due in two annual installments of $522, plus interest,
     commencing March 1, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,045             --
  7% unsecured convertible note payable to an individual, plus
     interest, due March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             175             --
  7% unsecured convertible note payable to a corporation,
     plus interest, due February 28, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . .             450             --
  8% unsecured note payable to an individual, due in installments of $200, plus interest, March 1, 1996 and May 1, 1996, quarterly interest payments through the remainder of 1996, $625, plus interest,
     February 28, 1997 and $225, plus interest, due March 1, 1997.
     Interest increases to 9.0% after March 1, 1996. . . . . . . . . . . . . . . . . . . . . .           1,250             --
  9% unsecured note payable to a corporation, plus interest, due March 1, 1997.  Interest increases to 12.0% after
     March 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,000             --
  6.25% unsecured note payable to an individual, due in
     monthly installments of $4, including interest. . . . . . . . . . . . . . . . . . . . . .             119             --
  8% unsecured note payable to a corporation, plus interest
     due January 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             175             --



NOTE 6 -- LONG-TERM OBLIGATIONS  (CONTINUED)

  Unsecured note payable to a bank, due in monthly installments of $3, including interest.  Interest is variable, and was 9.5%
     at December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             118             --
  $125 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . . . . . . . . . . . .             111             --
  $125 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . . . . . . . . . . . .             111             --
  $300 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . . . . . . . . . . . .             267             --
  8% unsecured note payable to a corporation, plus interest
     due June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             150             --
  8% unsecured note payable to an individual, plus interest,
     due June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             143             --
  8% unsecured note payable to an individual, plus interest,
     due June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             285             --
  8% unsecured note payable to an individual, plus interest,
     due June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             143             --
  8% unsecured note payable to an individual, plus interest,
     due in two installments commencing June 30, 1996. . . . . . . . . . . . . . . . . . . . .             132             --
  $300 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . . . . . . . . . . . .             267             --
  7% unsecured convertible note payable to an individual,
     plus interest, due June 30, 1997.  If note is converted, no
     interest will be deemed to have accrued . . . . . . . . . . . . . . . . . . . . . . . . .             575             --
  7% unsecured convertible note payable to an individual,
     plus interest, due June 30, 1997.  If note is converted, no
     interest will be deemed to have accrued . . . . . . . . . . . . . . . . . . . . . . . . .             575             --
  $405 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . . . . . . . . . . . .             372             --
  8% unsecured note payable to an individual, plus interest,
     due in two installments commencing December 15, 1996. . . . . . . . . . . . . . . . . . .             945             --
  Obligation in connection with non-compete agreement,
     due in monthly installments of $1, plus interest. . . . . . . . . . . . . . . . . . . . .              62             --
  8% unsecured note payable to an individual, due in monthly
     installments of $8, including interest. . . . . . . . . . . . . . . . . . . . . . . . . .              63             --
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             148             73
                                                                                                       -------         ------
                                                                                                        10,744          3,573
  Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,655          1,544
                                                                                                       -------         ------
                                                                                                       $ 8,089         $2,029
                                                                                                       -------         ------
                                                                                                       -------         ------


     Maturities of long-term debt are as follows:

        YEAR ENDING
       DECEMBER 31,
       ------------
               1996. . . . . . . . . . . . . . . . . . . . .        $ 2,655
               1997. . . . . . . . . . . . . . . . . . . . .          7,846
               1998. . . . . . . . . . . . . . . . . . . . .            137
               1999. . . . . . . . . . . . . . . . . . . . .             73
               2000 and beyond . . . . . . . . . . . . . . .             33
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

               Year Ending
              December 31,
              ------------

                  1996                                    $ 3,444
                  1997                                      2,859
                  1998                                      2,317
                  1999                                      1,541
                  2000                                        596
               Thereafter                                   1,887
                                                          -------
                                                          $12,644
                                                          -------
                                                          -------

     Rent expense for the years ended December 31, 1995, 1994, and 1993 amounted to $3,744, $1,938, and $623, respectively

     In the ordinary course of its business, the Company may be subject from time to time to claims and legal actions. The Company has no history of material claims and no material actions are currently pending against the Company.


NOTE 9 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                   December 31,   December 31,
                                                       1995           1994
                                                   ------------   ------------

   Accrued compensation. . . . . . . . . . . . . .    $  604         $  274
   Accrued professional fees . . . . . . . . . . .       311            141
   Accrued interest. . . . . . . . . . . . . . . .       402             --
   Other accrued liabilities . . . . . . . . . . .     1,198            802
                                                      ------         ------
                                                      $2,515         $1,217
                                                      ------         ------
                                                      ------         ------

NOTE 10 -- INCOME TAXES

     The income tax provision consists of the following:

                                                  1995      1994      1993
                                                 ------    ------    ------

     Current tax expense (benefit):
       Federal . . . . . . . . . . . . . . .     $1,225       $(9)     $390
       State . . . . . . . . . . . . . . . .        224        (5)       77
                                                 ------    ------      ----
                                                  1,449       (14)      467
                                                 ------    ------      ----

     Deferred tax expense:
       Federal . . . . . . . . . . . . . . .       (256)    1,263       165
       State . . . . . . . . . . . . . . . .          9       126        17
                                                   (247)    1,389       182
                                                 ------    ------      ----

                                                 $1,202    $1,375      $649
                                                 ------    ------      ----
                                                 ------    ------      ----

     The Company's effective tax rate is reconciled to the tax computed at the statutory federal rate as follows:

                                                       1995     1994    1993
                                                      ------   ------  ------

     Tax expense at federal statutory rate . . . .     34.00%   34.00%  34.00%
     State income taxes, net of federal benefit. .      3.92     3.40    3.90
     Non-deductible goodwill and other permanent
      differences. . . . . . . . . . . . . . . . .      5.09     1.90     .40
                                                       -----    -----   -----
                                                       43.01%   39.30%  38.30%
                                                       -----    -----   -----
                                                       -----    -----   -----

     The deferred tax (assets) liabilities are comprised of the following components:

                                                           December 31,
                                                      ---------------------
                                                       1995           1994
                                                      ------         ------

     Property and equipment. . . . . . . . . . . .    $   --         $   --
     Nonrecognizable reserves. . . . . . . . . . .       244             --
     Cost of acquisition in excess of the fair
      value of net assets acquired and other
      intangibles. . . . . . . . . . . . . . . . .       507            157
     Cash versus accrual reporting for tax
       purposes. . . . . . . . . . . . . . . . . .     1,772          2,687
                                                      ------         ------
          Gross deferred tax liabilities . . . . .     2,523          2,844
                                                      ------         ------

     Property and equipment. . . . . . . . . . . .       (11)            (5)
     Net operating losses. . . . . . . . . . . . .        (6)           (86)
                                                      ------         ------
       Gross deferred tax assets . . . . . . . . .       (17)           (91)
                                                      ------         ------

     Net deferred tax liabilities. . . . . . . . .    $2,506         $2,753
                                                      ------         ------
                                                      ------         ------

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


NOTE 12 -- STOCK OPTION PLANS

1993 AMENDED AND RESTATED COMBINATION STOCK OPTION PLAN

     The 1993 Amended and Restated Combination Stock Option Plan (the "Plan") provides for the grant of incentive and nonqualified stock options to selected employees, officers, directors, consultants and advisors to purchase up to 1,250 shares of common stock. As of December 31, 1995, options to purchase 870 shares of common stock were outstanding, no shares of common stock had been issued upon exercise of options, and 380 shares of common stock were available for future grants under the Option Plan. These 870 options were granted at various exercise prices ranging from $4.00 to $10.00 per share and began vesting on January 1, 1994, and expire between June 3, 1997 through October 3, 2005. A total of 558 of the incentive and nonqualified stock options were exercisable at December 31, 1995. As of December 31, 1995, non-plan options to purchase 15 shares of common stock were outstanding at an average exercise price of $7.21 per share and no shares of common stock had been issued upon exercise of these options. These options expire between four and five years from date of grant. All of the non-plan options were exercisable at December 31, 1995.

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


NOTE 14 -- RETIREMENT PLAN -- 401 (k)

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

                                   SCHEDULE II



         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS



                                                       Balance at     Charged to     Acquired in   Reserves and      Balance
                                                        Beginning      Costs and       Clinic        Bad Debt        at End
     Description                                        of Period      Expenses       Purchases     Deductions      of Period
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
