Form 10-Q
period 1996-09-30
PACIFIC REHABILITATION & SPORTS MEDICINE INC
filed 1996-11-14
CIK 910109

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to _______________

                         Commission file number: 0-23472

                 PACIFIC REHABILITATION & SPORTS MEDICINE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    93-1072052
      (State or other jurisdiction                       (I.R.S. Employer
            of incorporation)                         Identification Number)

One S.W. Columbia Street,  Suite 900,  Portland, Oregon        97258
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code:       (503) 222-4191


     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X    No
                                       -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.01 par value                      8,326,660
                (Class)                     (Outstanding at November 11, 1996)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 PACIFIC REHABILITATION & SPORTS MEDICINE, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1. Financial Statements

        Consolidated Balance Sheets - September 30, 1996
        and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . .  1

        Consolidated Statements of Earnings - Three and Nine Months Ended
        September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  2

        Consolidated Statements of Shareholders' Equity - Year Ended
        December 31, 1995 and Nine Months Ended September 30, 1996 . . . .  3

        Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  4

        Notes to Consolidated Financial Statements . . . . . . . . . . . .  5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . . . . . 14

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

                 PACIFIC REHABILITATION & SPORTS MEDICINE, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

The following unaudited financial statements of Pacific Rehabilitation and Sports Medicine, Inc. (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

     FINANCIAL STATEMENTS - CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1996
          AND DECEMBER 31, 1995

     FINANCIAL STATEMENTS - CONSOLIDATED STATEMENTS OF EARNINGS - THREE AND NINE
          MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     FINANCIAL STATEMENTS - CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -
          YEAR ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED
          SEPTEMBER 30, 1996

     FINANCIAL STATEMENTS - CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
          MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     FINANCIAL STATEMENTS - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                               September 30,   December 31,
                                                                                                   1996            1995
                                                                                               ----------     ----------
                                                                                               (Unaudited)
                                       ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      640     $      272
  Patient accounts receivable, net (Note 2) . . . . . . . . . . . . . . . . . . . . . .  .         11,289         14,000
  Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,019            680
  Refundable income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              7
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            640            723
  Net deferred tax asset (Note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,103             --
                                                                                               ----------     ----------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,691         15,682
                                                                                               ----------     ----------

Property and equipment, net (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,357          2,774
                                                                                               ----------     ----------

Other Assets:
  Intangible assets, at cost, less accumulated amortization (Note 4) . . . . . . . . . . .         45,685         49,947
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            297            466
                                                                                               ----------     ----------
       Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,982         50,413
                                                                                               ----------     ----------
                                                                                               $   63,030     $   68,869
                                                                                               ----------     ----------
                                                                                               ----------     ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term obligations (Note 5) . . . . . . . . . . . . . . . . . .     $    8,443     $    2,655
  Notes payable and other obligations, current portion . . . . . . . . . . . . . . . . . .            728            438
  Line of credit (Note 6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,675         11,033
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            782            868
  Accrued liabilities (Note 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,949          2,515
  Accrued income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            411            996
  Net deferred tax liability, current portion (Note 8) . . . . . . . . . . . . . . . . . .             --          1,123
                                                                                               ----------     ----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,988         19,628

                                                                                               ----------     ----------
Notes payable and other obligations, less current portion. . . . . . . . . . . . . . . . .            334            577
                                                                                               ----------     ----------

Net deferred tax liability, less current portion (Note 8)  . . . . . . . . . . . . . . . .          1,003         1,383
                                                                                               ----------     ----------

Long-term obligations, less current maturities (Note 5). . . . . . . . . . . . . . . . . .          1,136          8,089
                                                                                               ----------     ----------

Redeemable common stock, 41,667 shares issued and outstanding
  at December 31, 1995, nonredeemable at September 30, 1996. . . . . . . . . . . . . . . .             --            375
                                                                                               ----------     ----------

Shareholders' Equity:
  Preferred stock - $.01 par value, 5,000,000 shares authorized;
    none issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             --
  Common stock -- $.01 par value, 20,000,000 shares authorized;
    8,311,660 and 8,003,981 shares issued and outstanding. . . . . . . . . . . . . . . . .             83             80
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,270         33,010
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,784)         5,727
                                                                                               ----------     ----------
                                                                                                   33,569         38,817
                                                                                               ----------     ----------

                                                                                               $   63,030     $   68,869
                                                                                               ----------     ----------
                                                                                               ----------     ----------

      The accompanying notes are an integral part of these balance sheets.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                  For the Three Months Ended         For the Nine Months Ended
                                                                         September 30,                     September 30,
                                                                  --------------------------         -------------------------
                                                                     1996           1995                1996            1995
                                                                  ---------      ---------           ---------      ---------
Net revenues (Note 2). . . . . . . . . . . . . . . . . . . .      $   8,102      $  10,039           $  28,867      $  24,903
Cost of revenues . . . . . . . . . . . . . . . . . . . . . .          6,412          6,313              19,219         13,991
                                                                  ---------      ---------           ---------      ---------
      Gross profit . . . . . . . . . . . . . . . . . . . . .          1,690          3,726               9,648         10,912
                                                                  ---------      ---------           ---------      ---------
Operating expenses:
    Selling, general and administrative expenses . . . . . .          1,815          1,855               5,450          4,960
    Bad debt expense (Note 2). . . . . . . . . . . . . . . .          1,835            583               3,082          1,528
    Depreciation and amortization. . . . . . . . . . . . . .            511            568               1,592          1,327
    Restructuring expenses (Note 10) . . . . . . . . . . . .          1,490             --               5,000             --
                                                                  ---------      ---------           ---------      ---------
                                                                      5,651          3,006              15,124          7,815
                                                                  ---------      ---------           ---------      ---------

      Operating (loss) income. . . . . . . . . . . . . . . .         (3,961)           720              (5,476)         3,097
                                                                  ---------      ---------           ---------      ---------

Nonoperating income (expense):
    Interest expense . . . . . . . . . . . . . . . . . . . .           (556)          (395)             (1,470)          (728)
    Interest income. . . . . . . . . . . . . . . . . . . . .              3              2                  11             10
    Non-recurring merger termination expenses (Note 9) . . .             --             --                (975)            --
    Provision for loss on sale of Texas clinics (Note 11). .           (880)            --                (880)            --
    Settlement of claims (Note 12) . . . . . . . . . . . . .           (985)            --                (985)            --
                                                                  ---------      ---------           ---------      ---------
                                                                     (2,418)          (393)             (4,299)          (718)
                                                                  ---------      ---------           ---------      ---------

    (Loss) earnings before income taxes. . . . . . . . . . .         (6,379)           327              (9,775)         2,379
                                                                  ---------      ---------           ---------      ---------

Income taxes (Note 9). . . . . . . . . . . . . . . . . . . .         (1,550)           186              (2,264)           997
                                                                  ---------      ---------           ---------      ---------

      Net (loss) earnings. . . . . . . . . . . . . . . . . .      $  (4,829)     $     141           $  (7,511)     $   1,382
                                                                  ---------      ---------           ---------      ---------
                                                                  ---------      ---------           ---------      ---------

Net (loss) earnings per common share:
    Primary. . . . . . . . . . . . . . . . . . . . . . . . .          ($.58)          $.02               ($.92)          $.18
                                                                      -----           ----               -----           ----
                                                                      -----           ----               -----           ----
    Fully diluted. . . . . . . . . . . . . . . . . . . . . .          ($.58)          $.02               ($.92)          $.18
                                                                      -----           ----               -----           ----
                                                                      -----           ----               -----           ----

Weighted average number of common and
  common equivalent shares outstanding:
    Primary. . . . . . . . . . . . . . . . . . . . . . . . .          8,287          8,280               8,181          7,855
                                                                      -----          -----               -----          -----
                                                                      -----          -----               -----          -----
    Fully diluted. . . . . . . . . . . . . . . . . . . . . .          8,287          8,872               8,181          8,190
                                                                      -----          -----               -----          -----
                                                                      -----          -----               -----          -----

                      The accompanying notes are an integral part of these statements.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the Year Ended December 31, 1995
            and the Nine Months Ended September 30, 1996 (unaudited)
                                 (In thousands)


                                                                                             Nonredeemable Shareholders' Equity
                                                                            ------------------------------------------------------
                                                           Redeemable                             Additional
                                                           Common Stock      Common Stock          Paid-In    Retained
                                                        ---------------     ----------------
                                                        Shares   Amount     Shares    Amount       Capital     Earnings     Total
                                                        ------   ------     ------    ------      ---------    --------   --------
Balance at December 31, 1995 . . . . . . . . . . . . .    42     $  375     8,004     $   80      $  33,010    $  5,727   $ 38,817

Common stock issued in connection with
  exercise of options. . . . . . . . . . . . . . . . .    --         --        27         --            143          --        143
Common stock issued in connection with 1993
  acquisition in Nevada attributed to an earnout . . .    --         --        21         --            173          --        173
Common stock issued in connection with a
  promissory note conversion related to a
  1995 acquisition in California . . . . . . . . . . .    --         --        66          1            481          --        482
Warrants issued in connection with subordinated
  notes. . . . . . . . . . . . . . . . . . . . . . . .    --         --        --         --            468          --        468
Common stock issued in connection with 1995
  acquisitions related to settlements (Note 12). . . .    --         --       150          1            609          --        610
Common stock issued in connection with 1995
  acquisition in Washington attributed to an earnout  .   --         --         2          1             11          --        12
Termination of redemption rights (Note 12). . . . . . .  (42)      (375)       42         --            375          --        375
Net loss for the period. . . . . . . . . . . . . . . .    --         --        --         --             --      (7,511)    (7,511)
                                                        ------   ------     ------    ------      ---------    --------   --------
Balance at September 30, 1996. . . . . . . . . . . . .    --     $   --     8,312     $   83      $  35,270    $ (1,784)  $ 33,569
                                                        ------   ------     ------    ------      ---------    --------   --------
                                                        ------   ------     ------    ------      ---------    --------   --------

        The accompanying notes are an integral part of these statements.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                        For the Nine Months Ended
                                                                                                             September 30,
                                                                                                    ------------------------------
                                                                                                        1996                 1995
                                                                                                    ----------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (7,511)           $  1,382
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,592               1,327
    Write-down of intangible assets and other assets disposed. . . . . . . . . . . . . . . . .           4,407                  --
    Loss on disposal of assets.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (6)                  1
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,606)                283
  Change in assets and liabilities, net of effects from acquisitions:
      Patient accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,258             (2,157)
      Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (207)                409
      Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .             231                (371)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (86)                650
      Accrued liabilities and income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           1,851               1,768
                                                                                                    ----------            --------
        Net cash (used) provided by operating activities . . . . . . . . . . . . . . . . . . .             (77)               3,292
                                                                                                    ----------            --------
Cash flows from investing activities:
  Additions to property and equipment, net of amounts
    purchased in acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (199)               (260)
  Acquisitions, including other direct costs, net of cash acquired . . . . . . . . . . . . . .              --             (13,466)
  Other transactions, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (30)                 --
                                                                                                    ----------            --------

        Net cash (used in) investing activities. . . . . . . . . . . . . . . . . . . . . . . .            (229)            (13,726)
                                                                                                    ----------            -------

Cash flows from financing activities:
  Proceeds from line of credit borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,650              10,833
  Payments on line of credit borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,008)               (150)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .           1,150                  --
  Payments on notes payable and long-term obligations. . . . . . . . . . . . . . . . . . . . .          (1,261)               (740)
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .             143                  --
                                                                                                    ----------            --------

         Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . .             674               9,943
                                                                                                    ----------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .             368                (491)

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . . . . . . . . .             272               1,085
                                                                                                    ----------            --------
Cash and cash equivalents at end of the period . . . . . . . . . . . . . . . . . . . . . . . .          $  640              $  594
                                                                                                    ----------            --------
                                                                                                    ----------            --------
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,213              $  303
                                                                                                    ----------            --------
                                                                                                    ----------            --------
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  882              $  578
                                                                                                    ----------            --------
                                                                                                    ----------            --------

Supplemental schedule of noncash and financing activities:
    Cost of acquisitions in excess of fair market value of net assets received . . . . . . . .              --              27,466
    Liabilities assumed or issued in connection with acquisitions. . . . . . . . . . . . . . .              --              10,117
    Common stock issued in connection with acquisitions. . . . . . . . . . . . . . . . . . . .              --               6,911
    Warrant values issued in connection with acquisitions and subordinated debt. . . . . . . .             468                 160
    Tangible assets acquired in connection with acquisitions . . . . . . . . . . . . . . . . .              --               4,512
    Common stock issued in connection with conversion of note. . . . . . . . . . . . . . . . .             482                  --
    Common stock or liabilities issued for contingent consideration. . . . . . . . . . . . . .             646                  --
    Common stock issued in connection with acquisitions related to settlements   . . . . . . .             610                  --


        The accompanying notes are an integral part of these statements.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

NOTE 1 --  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 1996 and 1995, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in its Form 10-K as filed with the Securities and Exchange Commission. In the opinion of Company management, the unaudited consolidated financial statements for the interim periods presented include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods.

     Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996 or any portion thereof.

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation. Such reclassifications had no effect on the results of operations or shareholders' equity.

NOTE 2 -- PATIENT ACCOUNTS RECEIVABLE

     Patient accounts receivable consist of:

                                            September 30,          December 31,
                                               1996                    1995
                                            -------------          ------------
                                            (Unaudited)

Gross accounts receivable. . . . . . . . . . $   18,720              $  20,866
 Less allowance for doubtful accounts
      and contractual adjustments. . . . . .      7,431                  6,866
                                              ---------              ---------
 Total patient accounts receivable, net. . .  $  11,289              $  14,000
                                              ---------              ---------
                                              ---------              ---------

    The Company analyzes and estimates allowances for contractual adjustments and bad debts quarterly on a corporate wide basis. As a result of the third quarter review of these allowances, the Company recorded additional provisions for contractual adjustments and bad debts of $2,102 and $1,262, respectively. (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995, NET REVENUES.)

 The allowance for contractual adjustments represents an estimate of the difference between the amount billed by the Company and the amount which the patient, third-party payor or other party is contractually obligated to pay the Company. The allowance for contractual adjustments was $3,319 at September 30, 1996 and $2,674 at December 31, 1995. During the nine months ended September 30, 1996 and 1995, contractual adjustments amounted to approximately $10,734 and $6,029, respectively, and have been netted against revenues in the accompanying consolidated statements of earnings. During the nine months ended September 30, 1996 and 1995, bad debt expense amounted to approximately $3,082 and $1,528, respectively, and is in the accompanying consolidated statements of earnings.


NOTE 3 -- PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

                                                   September 30,   December 31,
                                                        1996            1995
                                                      --------        --------
                                                    (Unaudited)

 Autos . . . . . . . . . . . . . . . . . . . . . . .  $      2        $     32
 Office equipment. . . . . . . . . . . . . . . . . .     1,510           1,429
 Physical therapy equipment. . . . . . . . . . . . .     2,103           2,173
 Leasehold improvements. . . . . . . . . . . . . . .       934             929
                                                      --------        --------
                                                         4,549           4,563
 Less accumulated depreciation and amortization. . .     2,192           1,789
                                                      --------        --------
                                                      $  2,357        $  2,774
                                                      --------        --------
                                                      --------        --------

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

NOTE 4 -- INTANGIBLE ASSETS

 Intangible assets consist of the following:


                                                            September 30,       December 31,
                                                               1996                 1995
                                                            ------------        ------------
                                                            (Unaudited)
  Cost of acquisitions in excess of the fair value
    of net assets acquired . . . . . . . . . . . . . .      $   47,863          $   51,453
  Lease costs. . . . . . . . . . . . . . . . . . . . .              --                 205
  Covenant not-to-compete. . . . . . . . . . . . . . .             231                 231
  Organizational costs . . . . . . . . . . . . . . . .              50                  75
                                                            ------------        ------------
                                                                48,144              51,964
  Less accumulated amortization. . . . . . . . . . . .           2,459               2,017
                                                            ------------        ------------
                                                            $   45,685          $   49,947
                                                            ------------        ------------
                                                            ------------        ------------

     The Company's acquisition strategy has been premised on the establishment of regional networks of clinics in defined geographical markets. Such networks are focused on establishing relationships with referral sources and third-party payors. In a market that is primarily built around such relationships, items with an indeterminate useful life, such as geographical location and presence, represent value to the Company. The Company uses a forty-year estimate of the useful life of cost of acquisition in excess of the fair value of net assets acquired. This life is based on the factors influencing the acquisition decision and on industry practice. These factors include clinic location, referral sources, profitability and general industry outlook. The Company reviews for asset impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of cost of acquisition in excess of the fair value of net assets acquired may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted net cash flows from the operating activity of each acquired business. If the estimated net cash flows are less than the carrying amount of the cost of acquisition in excess of the fair value of net assets acquired, the Company recognizes an impairment loss in an amount necessary to write down the cost of acquisition in excess of the fair value of net assets acquired to a fair value as determined from expected discounted future cash flows. As of June 30, 1996, the Company completed the closure of two clinics and related operations in Hawaii, thereby generating a write-down for impairment loss in an amount estimated to be approximately $2,900. (SEE NOTE 10). As of September 30, 1996, the Company completed additional closures of four clinics and related operations in California, thereby generating an additional write down of approximately $1,002. (SEE NOTE 10). The Company also announced its intention to sell its two Texas clinics, and therefore, additional provisions for write down of approximately $685 has been accrued. (SEE NOTE 11).

     The assets acquired and liabilities assumed in connection with acquisitions are recorded at their respective fair values as of the related dates of acquisition. Deferred taxes have been recorded to give effect to the differences between the fair values and tax bases of the assets acquired and liabilities assumed.

     Other intangible assets are amortized on the straight-line method over their estimated useful lives, ranging from five to forty years

     Amortization expense for the nine months ended September 30, 1996 and 1995 was $1,008 and $770, respectively.

         PACIFIC REHABILITATION & SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 5 -- LONG-TERM OBLIGATIONS


     Long-term debt consists of the following:
                                                                                       September 30,        December 31,
                                                                                           1996                1995
                                                                                       -------------        -----------
                                                                                       (Unaudited)
9.5% unsecured note payable to an individual, due in
     monthly installments of $7, including interest. . . . . . . . . . . .              $   128             $   179
8.5% unsecured note payable to an individual, due in
     monthly installments of $8, including interest.
     Interest increased to 9.0% after August 15, 1996 and
     a balloon payment of unpaid principal of $757 is due
     March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  767                 786
5% unsecured long-term obligation to a corporation, due in two annual installments of $450, plus interest, which commenced
     May 1, 1995.  Interest increased to 8.0% after May 1, 1996
     and the final installment is due March 1, 1997. . . . . . . . . . . .                  450                 450
5% unsecured convertible note payable to an individual,
     plus interest, was due and paid on May 1, 1996. . . . . . . . . . . .                   --                 200
4.75% unsecured convertible note payable to an individual,
     $40 was due and paid on May 1, 1996.  Interest increased to
6.75% after May 1, 1996 and remaining $100, plus interest,
     due March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .                  100                 140
Obligation in connection with non-compete agreement,
     due in three annual installments of $47,
     which commenced June 1, 1995. . . . . . . . . . . . . . . . . . . . .                   93                  93
4.75% unsecured convertible note payable to a corporation,
     plus interest, was due and paid on May 1, 1996. . . . . . . . . . . .                   --                 100
4.75% unsecured convertible note payable to a corporation,
     due in two annual installments of $35, plus interest,
     which commenced May 1, 1995 and was due and paid
     on May 1, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --                  35
7% unsecured convertible note payable to a corporation,
     due in two annual installments of $40, plus interest,
     which commenced March 1, 1996 . . . . . . . . . . . . . . . . . . . .                   40                  80
7% unsecured convertible note payable to an individual,
     due in two annual installments of $522, plus interest,
     which commenced March 1, 1996 . . . . . . . . . . . . . . . . . . . .                  522               1,045
7% unsecured convertible note payable to an individual, plus
     interest, due March 1, 1997 . . . . . . . . . . . . . . . . . . . . .                  175                 175
7% unsecured convertible note payable to a corporation,
     plus interest, was due and paid on February 28, 1996. . . . . . . . .                   --                 450
8% unsecured note payable to an individual, due in installments of $200, plus interest, was due and paid on March 1, 1996 and
     May 1, 1996, Quarterly interest payments through December 1996,
     $625, plus interest, due February 28, 1997 and $225, plus interest,
     due March 1, 1997.  Interest increased to 9.0% after March 1, 1996. .                  850               1,250
9% unsecured note payable to a corporation, plus interest,
     due March 1, 1997.  Interest increased to 12.0% after
     March 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,000               1,000
6.25% unsecured note payable to an individual, due in
     monthly installments of $4, including interest. . . . . . . . . . . .                   85                 119
8% unsecured note payable to a corporation, plus interest
     due January 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . .                  175                 175

         PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 5 -- LONG-TERM OBLIGATIONS  (CONTINUED)


     Long-term debt consists of the following:
                                                                                       September 30,        December 31,
                                                                                           1996                1995
                                                                                       -------------        -----------
                                                                                       (Unaudited)
Unsecured note payable to a bank, due in monthly installments of $3, including interest.  Interest is variable, and was 9.25%
     at September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . .                   99                 118
$125 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . .                  118                 111
$125 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . .                  118                 111
$300 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . .                  283                 267
8% unsecured note payable to a corporation, plus interest
     due June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .                  150                 150
8% unsecured note payable to an individual, plus interest,
     due June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .                  143                 143
8% unsecured note payable to an individual, plus interest,
     due June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .                  285                 285
8% unsecured note payable to an individual, plus interest,
     due June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .                  143                 143
8% unsecured note payable to an individual, plus interest,
     due in two annual installments which commenced
     June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   66                 132
$300 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . .                  284                 267
7% unsecured convertible note payable to an individual,
     plus interest, due June 30, 1997.  If note is converted, no
     interest will be deemed to have accrued . . . . . . . . . . . . . . .                  575                 575
7% unsecured convertible note payable to an individual,
     plus interest, due June 30, 1997.  If note is converted, no
     interest will be deemed to have accrued . . . . . . . . . . . . . . .                  575                 575
$405 face amount, noninterest bearing convertible note, payable to an individual, due June 30, 1997 (less unamortized
     discount based on imputed interest rate of 8%). . . . . . . . . . . .                  395                 372
8% unsecured note payable to an individual, plus interest,
     due in two installments commencing December 15, 1996. . . . . . . . .                  945                 945
Obligation in connection with non-compete agreement,
     due in monthly installments of $1, plus interest. . . . . . . . . . .                   56                  62
8% unsecured note payable to an individual, due in monthly
     installments of $8, including interest, and paid. . . . . . . . . . .                   --                  63
Subordinated note payable to a corporation (net of $32 discount at
     September 30, 1996), with annual interest payments at 9% to
     October 1996 with an increase to 15% interest through April
     1998 (67.6% effective interest rate after consideration of warrants),
     with the note plus interest due May 1, 1998.. . . . . . . . . . . . .                   68                  --

         PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 5 -- LONG-TERM OBLIGATIONS  (CONTINUED)

     Long-term debt consists of the following:


                                                                                    September 30,  December 31,
                                                                                         1996           1995
                                                                                       --------       --------
                                                                                     (Unaudited)
Subordinated note payable to an individual (net of $32 discount at
  September 30, 1996), with annual interest payments at 9% to
  October 1996 with an increase to 15% interest through April 1998
  (67.6% effective interest rate after consideration of warrants), with
  the note plus interest due May 1, 1998.. . . . . . . . . . . . . . . . . . . .             68             --
Subordinated note payable to an individual (net of $32 discount at
  September 30, 1996), with annual interest payments at 9% to October
  1996 with an increase to 15% interest through April 1998 (67.6%
  effective interest rate after consideration of warrants), with the note
  plus interest due May 1, 1998. . . . . . . . . . . . . . . . . . . . . . . . .             68             --
Subordinated note payable to an individual (net of $64 discount at
  September 30, 1996), with annual interest payments at 9% to October
  1996 with an increase to 15% interest through April 1998 (67.6%
  effective interest rate after consideration of warrants), with the note
  plus interest due May 1, 1998. . . . . . . . . . . . . . . . . . . . . . . . .            136             --
Subordinated note payable to an individual (net of $193 discount at
  September 30, 1996), with annual interest payments at 9% to October
  1996 with an increase to 15% interest through April 1998 (63.1%
  effective interest rate after consideration of warrants), with the note
  plus interest due May 1, 1998. . . . . . . . . . . . . . . . . . . . . . . . .            407             --
Subordinated note payable to an individual (net of $17 discount at
  September 30, 1996), with annual interest payments at 9% to October
  1996 with an increase to 15% interest through April 1998 (69.6%
  effective interest rate after consideration of warrants), with the note
  plus interest due May 1, 1998. . . . . . . . . . . . . . . . . . . . . . . . .             33             --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            179            148
                                                                                       --------       --------
                                                                                          9,579         10,744
Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,443          2,655
                                                                                       --------       --------
                                                                                       $  1,136       $  8,089
                                                                                       --------       --------
                                                                                       --------       --------

     Maturities of long-term debt are as follows:

  YEAR ENDING
 SEPTEMBER 30,
 -------------

     1997. . . . . . . . . . . . . . . . . . . . .       $  8,443
     1998. . . . . . . . . . . . . . . . . . . . .            969
     1999. . . . . . . . . . . . . . . . . . . . .            100
     2000. . . . . . . . . . . . . . . . . . . . .             45
     2001 and beyond . . . . . . . . . . . . . . .             22
                                                         --------
                                                         $  9,579
                                                         --------
                                                         --------

         PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 6 -- LINE OF CREDIT

     The Company has with Bank of America Oregon a $12,500 credit facility (the "Line of Credit"). The Line of Credit interest rate, is a floating rate generally based on a defined prime rate plus 1.0% (9.25% as of September 30, 1996). To the extent that the Borrowing Base (defined in the Line of Credit agreement as 85% of certain net accounts receivable or 85% of a calculated revenue amount) is below the $12,500 maximum, the Line of Credit is limited to the Borrowing Base. The Borrowing Base was approximately $11,564 at September 30, 1996. The Line of Credit was to expire on July 1, 1996. On June 30, 1996, the Company reached agreement with the Bank to extend the expiration date to August 1, 1996. On August 1, 1996, the Company and the Bank reached agreement to extend the expiration date to September 1, 1996. In October 1996, the Company and the Bank reached agreement to extend the expiration date to December 31, 1996, and attached conditions under which the Company will pay down the Line of Credit and decrease the borrowing base percentage to 70% by November 30, 1996. The Company had borrowings under the Line of Credit of $11,675 at September 30, 1996. A paydown of approximately $111 will be due upon submission of this Form 10-Q to the Bank.

     The Line of Credit previously contained three conditions, each of which had to be satisfied at all times. The most recent agreement to modify the Line of Credit eliminated two of these conditions. As a result, the Company must only comply with the Borrowing Base requirement. As noted above, the Company will be in compliance with the condition upon payment of the paydown of $111. The Line of Credit expired on September 1, 1996 and was subsequently extended to December 31, 1996, with conditions under which the Company will pay down the Line of Credit and decrease the borrowing base percentage to 70% by November 30, 1996 with an additional payment of approximately $2,000. If, however, the bank requires the Company to recognize the additional provision for contractual adjustments and bad debts, which total $3,364, in calculating the Borrowing Base, the Company will be required to make a paydown of $1,400 instead of $111 and an additional paydown of $1,801 by November 30, 1996, instead of $2,000. (See Management's Discussion and Analysis of Financial Condition and Results of
Operations -Liquidity and Capital Resources).

NOTE 7 -- ACCRUED LIABILITIES


     Accrued liabilities consist of the following:
                                                                                        September 30,         December 31,
                                                                                             1996                  1995
                                                                                        -------------         ------------
                                                                                         (Unaudited)
     Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      1,224          $      604
     Accrued professional fees . . . . . . . . . . . . . . . . . . . . . . . . .                 134                 311
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 658                 402
     Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                 893               1,198
     Accrued merger termination costs (Note 9) . . . . . . . . . . . . . . . . .                 666                  --
     Accrued restructuring costs (Note 10) . . . . . . . . . . . . . . . . . . .                 494                  --
     Accrued provision for loss on sale of Texas clinics (Note 11) . . . . . . .                 880                  --
                                                                                        ------------          ----------
                                                                                        $      4,949          $    2,515
                                                                                        ------------          ----------
                                                                                        ------------          ----------

NOTE 8 -- INCOME TAXES

     The income tax provision consists of the following:


                                        (Unaudited)                      (Unaudited)
                               For the Three Months Ended        For the Nine Months Ended
                                      September 30,                  September 30,
                               --------------------------        -------------------------
                                   1996           1995            1996               1995
                               ----------      ----------        ---------       ---------
          Current. . . . . .   $   1,056       $    (35)             342               619
          Deferred . . . . .      (2,606)           221           (2,606)              378
                               ----------      ----------        ---------       ---------
                               $  (1,550)      $    186          $(2,264)        $     997
                               ----------      ----------        ---------       ---------
                               ----------      ----------        ---------       ---------

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

         PACIFIC REHABILITATION AND SPORTS MEDICINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 9 -- MERGER TERMINATION

     In November 1995, the Company entered into an agreement with Horizon/CMS Healthcare Corporation ("Horizon") under which the Company was to be merged into and with a subsidiary of Horizon, pursuant to a merger agreement unanimously approved by the Boards of Directors of both the Company and Horizon. On March 12, 1996, the Company announced that the proposed merger could not be consummated by April 1, 1996 and that the merger agreement allowed either party to terminate the merger agreement if the merger was not consummated by that date. On April 2, 1996, the Company announced that it had terminated the merger agreement on that date. In connection with the proposed merger with Horizon, the Company incurred certain expenses, including those payable to its counsels, accountants, investment bankers and consultants, of approximately $975 in the aggregate. These expenses will be paid in the ordinary course of business and were accounted for as a one-time charge to earnings in the second quarter of 1996. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).


NOTE 10 -- RESTRUCTURING OF HAWAII AND CALIFORNIA OPERATIONS

     As of June 30, 1996, the Company completed the closure of two clinics and related operations and terminated 11 persons in Hawaii. The actions resulted in a one-time charge of $3,510, ($2,588, or $0.32 per share, after taxes) in the second quarter. These actions were taken by the Company in response to reduced revenues in the Hawaii market resulting from legislation enacted in Hawaii in 1995. That legislation has reduced reimbursement rates by approximately 19% and led to a reduction in referrals of approximately 50%. Of the total charge taken in the second quarter, approximately $130 represents expenses and charges associated with the closure of facilities, including the termination of clinic leases and disposal of fixed assets, approximately $30 represents employee severance payments, benefits and associated taxes, approximately $450 represents a write-off of net accounts receivable which the Company believes may be uncollectable as a result of the closure of the clinics and other related operations, and approximately $2,900 represents a reduction in goodwill and other intangibles associated with the closure of the clinics and other related operations. All the accrued costs are reported as current liabilities. As a result of the closure of these clinics and related operations, the Company now has five clinics in Hawaii. (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

     As of September 30, 1996, the Company completed the closure or consolidation of four clinics and related operations, terminated 9 persons in California, and transferred its California billing and collections operation to Nevada. The actions resulted in a one-time charge of $1,490, ($966, or $0.12 per share, after taxes) in the third quarter. These actions were taken by the Company in response to reduced revenues in the California market resulting from the decrease in the referral base and the Company's assessment that this base could not be rebuilt within a reasonable time frame. Of the total charge taken in the third quarter, approximately $453 represents expenses and charges associated with the closure of facilities, including the termination of clinic leases and disposal of fixed assets, approximately $35 represents employee severance payments, benefits and associated taxes, and approximately $1,002 represents a reduction in goodwill and other intangibles associated with the closure of the clinics and other related operations. All the accrued costs are reported as current liabilities. As a result of the closure of these clinics and related operations, the Company now has eight clinics in California. (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

NOTE 11 -- PROPOSED SALE OF TEXAS CLINICS

   The Company had previously announced its intentions to close or sell its Texas clinics and related operations and is currently negotiating the sale. The Company estimates a sale price for the two clinics of $200. The impact of the sale of the Texas clinics at this price is a one-time charge to expense in the third quarter of 1996 of $880, ($805, or $0.10 per share, after taxes). Costs totaling $69, including operating losses up to the point of sale, are included in the $880 loss on sale. Net assets to be sold include goodwill and other intangibles of $685, receivables of $228 and fixed assets of $62. (SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

NOTE 12 -- SHAREHOLDERS' EQUITY AND SETTLEMENT OF CLAIMS

   During the quarter, the Company issued 150 shares of its common stock with a then fair market value of $610 and agreed to issue in the fourth quarter 47 shares of its common stock with a then fair market value of $187, all as partial payment in settlement of claims being asserted by certain shareholders. The Company had originally issued shares of its common stock to these shareholders as part of the purchase price for the acquisition of their respective clinics. The Company agreed to register the original shares under applicable federal and state securities laws within certain time frames, which it was unable to do because of the previous pending merger with Horizon/CMS Healthcare Corporation, which was terminated on April 2, 1996. The Company also paid a total of $150 in cash in the aggregate to these shareholders, including $47 as direct cash payments to certain shareholders, $10 for legal fees of certain shareholders, and $93 as payment of the Company's guarantee that the original and additional shares, when sold by two of the shareholders, would have a stated value of $287. The Company also agreed to pay costs and legal fees estimated at $38, payable after September 30, 1996. The stock, cash payments and other obligations resulted in a charge to expense in the third quarter of $985, ($924, or $0.10 per share, after taxes). Included within the claims settled were those asserted by a shareholder with the right to require the Company to redeem his original shares of the Company's common stock if the Company failed to register his original shares within specified time frames. These redemption rights were terminated upon payment of all amounts owed under the settlement agreement with this shareholder.

NOTE 13 -- SUBSEQUENT EVENTS

   On October 30, 1996 the Company announced that it is in discussion concerning the possibility of a merger of the Company with Horizon/CMS Healthcare Corporation at a price of $6.50 per share in cash. No definitive agreement has been reached with respect to any terms of a transaction.

   On October 30, 1996, the Company reached agreement to acquire two additional clinics in Oregon for a purchase price of between $1,200 and $1,500, depending on satisfaction of certain earnout conditions. The closing of the acquisition is not expected to occur until the first quarter of 1997 and is subject to the satisfaction of a number of conditions on the part of the seller and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the Company's Consolidated Financial Statements included elsewhere herein.

GENERAL

     The Company commenced operations in December 1991 by acquiring three limited partnerships, each of which owned and operated an outpatient rehabilitation clinic in Hawaii. As of September 30, 1996, the Company provided comprehensive outpatient rehabilitation and physical therapy services at 66 outpatient rehabilitation clinics in Hawaii, Washington, Oregon, California, Nevada, Arizona, Mississippi, Florida and Maryland.

     The following table sets forth, as of September 30, 1996, the number of clinic acquisitions completed, additional clinics opened and clinics consolidated or closed by the Company since 1994:

                                                 1994                              1995                              1996
                                      --------------------------         ---------------------------        -----------------------
                                      1st     2nd     3rd    4th         1st    2nd      3rd     4th        1st       2nd       3rd
                                      Qtr     Qtr     Qtr    Qtr         Qtr    Qtr      Qtr     Qtr        Qtr       Qtr       Qtr
                                      ---     ---     ---    ---         ---    ---      ---     ---        ---       ---       ---
Clinics at beginning of period        18      18      37     37          39     47       59      74         72        72        70
  Clinics acquired                     -      17       -      2           8     10       14       -          -         -         -
  Clinics opened                       -       2       -      -           -      2        1       -          -         -         2
  Clinics consolidated                 -       -       -      -           -      -        -      (2)         -         -        (1)
  Clinics closed                       -       -       -      -           -      -        -       -          -        (2)       (5)
                                      --------------------------         ---------------------------        -----------------------
Clinics at end of period              18      37      37     39          47     59       74      72         72        70        66
                                      --------------------------         ---------------------------        ----------------------
                                      --------------------------         ---------------------------        ----------------------

FORWARD LOOKING STATEMENTS

     This report contains certain forward looking statements concerning the Company, including, among others, that the Company intends to continue to expand its operations through internal growth and through a limited number of acquisitions; and cash, cash generated from operations, amounts available under current and future credit facilities, and future debt and equity offerings will be sufficient to meet the Company's short and long term cash needs. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from these forward-looking statements.

     These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider, many of which are beyond the Company's control, in evaluating such forward-looking statements, include the assumptions that (i) the Company will not be acquired by Horizon/CMS Healthcare Corporation; (ii) the Company will be able to comply with the terms and conditions of its credit facility and be able to renew or replace its credit facility upon expiration on favorable terms; and (iii) additional debt or equity capital, as needed, will be available and on terms acceptable to the Company; (iv) the Company will not experience unanticipated working capital or other cash requirements; (v) no further extraordinary charges and adjustments will need to be reflected in the Company's financial statements and results of operations; (vi) the outpatient rehabilitation market will continue to grow and consolidate and the Company will be able to consummate a limited number of strategic acquisitions on favorable terms; (vii) managed care organizations will continue to grow and control more patient referrals, such organizations will continue to demand that providers of outpatient rehabilitation services have a regional presence, and the Company will continue to be able to retain existing contracts and obtain new contracts with managed care organizations;
(viii) changes in federal and state legislation and regulations will not further adversely impact the ability of physicians to refer patients to the Company's clinics; (ix) reimbursement and utilization rates for the Company's therapy services will not be significantly reduced; and (x) the Company's marketing efforts will continue to be successful. Investors are directed to the Company's filings with the Securities and Exchange Commission, which are available from the Company without charge, for a more complete description of the risks and uncertainties relating to the Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected consolidated financial information of the Company expressed as a percentage of net revenues:

                                                        Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                       --------------------               --------------------
                                                       1996           1995                1996           1995
                                                       -----          -----               -----          -----
Net revenues                                           100.0%         100.0%              100.0%         100.0%
Cost of revenues                                        79.2           62.9                66.6           56.2
                                                       -----          -----               -----          -----
Gross profit                                            20.8           37.1                33.4           43.8
Operating expenses:
  Selling, general and administrative expenses          22.4           18.5                18.9           19.9
  Bad debt expense                                      22.6            5.8                10.7            6.1
  Depreciation and amortization                          6.3            5.8                 5.5            5.4
  Restructuring expenses                                18.4              -                17.3              -
                                                       -----          -----               -----          -----
                                                        69.7           29.9                52.4           31.4
                                                       -----          -----               -----          -----
Operating income (loss)                                (48.9)           7.2               (19.0)          12.4
                                                       -----          -----               -----          -----
Non-operating income (expense):
  Interest expense                                      (6.8)          (3.9)               (5.1)          (2.9)
  Interest income                                          -              -                   -              -
  Non-recurring merger termination expenses                -              -                (3.4)             -
  Provision for loss on sale of Texas clinics          (10.9)             -                (3.0)             -
  Settlement of claims                                 (12.2)             -                (3.4)             -
                                                       -----          -----               -----          -----
                                                       (29.9)          (3.9)              (14.9)          (2.9)
                                                       -----          -----               -----          -----
Earnings (loss) before income taxes                    (78.8)           3.3               (33.9)            9.5
Income taxes                                           (19.2)           1.9                (7.9)            3.9
                                                       -----          -----               -----          -----
Net earnings (loss)                                    (59.6)%          1.4 %             (26.0)%          5.6 %
                                                       -----          -----               -----          -----
                                                       -----          -----               -----          -----

     As of September 30, the Company closed four clinics in Southern California and announced the future sale of its two clinics in Texas. Operations for these clinics were phasing down during the period.
Accordingly, the results of operations for these clinics are not included in the same store analysis as management believes including them would not be helpful to understanding the Company's ongoing operations.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET REVENUES. The Company analyzes and estimates allowances for contractual adjustments and bad debts quarterly on a corporate wide basis. As a result of the third quarter review of these allowances, the Company recorded additional provisions for contractual adjustments and bad debts of $2,102,000 and $1,262,000, respectively. During the period the Company increased its efforts to more aggressively collect accounts receivable and to write-off uncollectible accounts, and implemented an additional analytical tool that allowed it to review by type-of-payor its receivable agings. As a result of this new analytical approach, applied over the course of the quarter's activity, the Company determined that the allowances for contractual adjustments and bad debts should be increased as of September 30, 1996. The contractual allowance adjustment resulted in a $2,102,000 charge to revenue as of September 30, 1996. Net revenues decreased $1,937,000 from $10,039,000 in the third quarter of 1995 to $8,102,000 in the third quarter of 1996, primarily as a result of this contractual allowance adjustment. Excluding the effect of the contractual allowance adjustment, net revenues increased $165,000, from $10,039,000 in the third quarter of 1995 to $10,204,000 in the third quarter of 1996, an increase of 1.6%. The increase was due to a 2.7% same store net increase of $243,000, attributable to clinics which operated in the third quarter of both 1996 and 1995, offset in part, by net revenue decreases due primarily to the closed clinics in Hawaii, California and Texas. These closed clinics account for revenue decreases of $300,000. Such decreases were offset by revenues of $221,000 attributable to clinics opened since the beginning of the third quarter of 1995. Future revenues are expected to decrease by approximately one percent as a result of increased accrual rates for contractual adjustments. Based on the Company's assumption of approximately $10,000,000 in net revenue for the fourth quarter of 1996, the effect of the increased accrual rate will be an approximate $100,000 decrease in quarterly revenues and pretax earnings. SEE NOTES 2, 10 AND 11 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     With regard to clinics closed, as of June 30, 1996, in Hawaii, the Company completed the closure of two clinics and related operations and terminated the employment of 11 persons. These actions resulted in a one-time charge in the second quarter of 1996. These actions were taken by the Company in response to reduced revenues in the Hawaii market resulting from the legislation enacted in 1995, as discussed below, which reduced reimbursement rates and led to a reduction in patient visits. As a result of these actions and increased marketing emphasis, the Hawaii clinics were profitable in August and September, 1996. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     As of September 30, 1996, the Company completed the closure or consolidation of four clinics and related operations and terminated 9 persons in California. The actions resulted in a one-time charge of $1,490,000 ($966,000, or $0.12 per share, after taxes) in the third quarter. These actions were taken by the Company in response to reduced revenues in the California market resulting from the decrease in the referral base and a belief by the Company that the referral base for these clinics could not be rebuilt in a reasonable time frame. Of the total charge taken in the third quarter, approximately $453,000 represents expenses and charges associated with the closure of facilities, including the termination of clinic leases and disposal of fixed assets, approximately $35,000 represents employee severance payments, benefits and associated taxes, and approximately $1,002,000 represents a reduction in goodwill and other intangibles associated with the closure of the clinics and other related operations. All the accrued costs are reported as current liabilities. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     As previously announced, the Company intends to close or sell its Texas operations and is currently negotiating to complete a sale. The Company estimates a sale price for the two clinics of $200,000. The impact of the sale of the Texas clinics at this price is a one-time charge to expense in the third quarter of $880,000 ($805,000, or $0.10 per share, after taxes). Costs totaling $69,000, including operating losses up to the point of sale, are included in the $880,000 loss on sale. Net assets to be sold include goodwill and other intangibles of $685,000, receivables of $228,000 and fixed assets of $62,000. SEE NOTE 11 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     COST OF REVENUES. Cost of revenues, which includes salaries, wages, fringe benefits, payroll taxes, rent and other expenses directly associated with the delivery of services to patients, increased $100,000, from $6,313,000 in the third quarter of 1995 to $6,413,000 in the third quarter of 1996, an increase of 1.6%. Of this increase, a decrease of $162,000, attributable primarily to clinics closed, partially offsets an increase of $262,000 attributable to clinics which operated in the third quarter of both 1996 and 1995. Cost of revenues as a percentage of net revenues was 79.2% and 62.9% for the third quarter of 1996 and 1995, respectively. The increase was primarily a result of decreased net revenues as discussed above.

     GROSS PROFIT. Gross profit decreased $2,038,000, from $3,726,000 in the third quarter of 1995 to $1,690,000 in the third quarter of 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include expenses incurred in managing and operating the clinics, as well as all corporate expenses. These expenses decreased $40,000, from $1,855,000 in the third quarter of 1995 to $1,815,000 in the third quarter of 1996, a decrease of 2.2%. This decrease was comprised of a $260,000 decrease attributable to same store clinics, offset in part by a net increase of $220,000 resulting from clinics opened since the beginning of the third quarter of 1995. Selling, general and administrative expenses increased to 22.4% as compared to 18.5% of net revenues in the third quarter of 1996 and 1995, respectively. Selling, general and administrative expenses, as a percentage of net revenues increased primarily due to the decrease in net revenues as described above.

   BAD DEBT. Bad debt expense increased $1,252,000 from $583,000 in the third quarter of 1995 to $1,835,000 in the third quarter of 1996. The increase in bad debt expense is the result of the additional provision for bad debts of $1,262,000 as described above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased $57,000, from $568,000 in the third quarter of 1995 to $511,000 in the third quarter of 1996. The decrease in depreciation and amortization expense is the result of the write off in June 1996 of approximately $2,900,000 of goodwill and other intangibles associated with the closure of clinics and related operations in Hawaii. SEE DISCUSSION BELOW AND NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     RESTRUCTURING EXPENSES. As of September 30, 1996, the Company completed the closure or consolidation of four clinics and related operations and terminated 9 persons in California. The actions resulted in a one-time charge of $1,490,000, ($966,000, or $0.12 per share, after taxes) in the third quarter. These actions were taken by the Company in response to reduced revenues in the California market resulting from the decrease in the referral base and a belief by the Company that the referral base for these clinics could not be rebuilt in a reasonable time frame. Of the total charge taken in the third quarter, approximately $453,000 represents expenses and charges associated with the closure of facilities, including the termination of clinic leases and disposal of fixed assets, approximately $35,000 represents employee severance payments, benefits and associated taxes, and approximately $1,002,000 represents a reduction in goodwill and other intangibles associated with the closure of the clinics and other related operations. All the accrued costs are reported as current liabilities. As a result of the closure of these clinics and related operations, the Company now has eight clinics in California. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     NON-OPERATING INCOME (EXPENSE). Interest expense increased $161,000, from $395,000 in the third quarter of 1995 to $556,000 in the third quarter of 1996. The increase was due primarily to interest expense associated with debt incurred in connection with acquisitions made by the Company in 1995 and a private placement of $1,150,000 of subordinated debt issued during the second quarter of 1996.


     PROVISION FOR LOSS ON SALE OF TEXAS CLINICS. As previously announced, the Company intends to close or sell its Texas operations and is currently negotiating to complete a sale. The Company estimates a sale price for the two clinics of $200,000. The impact of the sale of the Texas clinics at this price is a one-time charge to expense in the third quarter of $880,000, ($805,000, or $0.10 per share, after taxes). Costs totaling $69,000, including operating losses up to the point of sale, are included in the $880,000 loss on sale. Net assets to be sold include goodwill and other intangibles of $685,000, receivables of $228,000 and fixed assets of $62,000.

     SETTLEMENT OF CLAIMS. During the quarter, the Company issued 150,000 shares of its common stock with a then fair market value of $610,000 and agreed to issue in the fourth quarter 47,000 shares of its common stock with a then fair market value of $187,000, all as partial payment in settlement of claims being asserted by certain shareholders. The Company had originally issued shares of its common stock to these shareholders as part of the purchase price for the acquisition of their respective clinics. The Company agreed to register the original shares under applicable federal and state securities laws within certain time frames, which it was unable to do because of the previous pending merger with Horizon/CMS Healthcare Corporation, which was terminated on April 2, 1996. The Company also paid a total of $150,000 in cash in the aggregate to these shareholders, including $47,000 as direct cash payments to certain shareholders, $10,000 for legal fees of certain shareholders, and $93,000 as payment of the Company's guarantee that the original and additional shares, when sold by two of the shareholders, would have a stated value of $287,000. The Company also agreed to pay costs and legal fees estimated at $38,000, payable after September 30,1996. The stock, cash payments and other obligations resulted in a charge to expense in the third quarter of $985,000, ($924,000, or $0.10 per share, after taxes). Included within the claims settled were those asserted by a shareholder with the right to require the Company to redeem his original shares of the Company's common stock if the Company failed to register his original shares within specified time frames.

     INCOME TAXES. The Company's effective tax rate decreased to 24.3% in the third quarter of 1996 from 57.9 % in the third quarter of 1995. The decrease in the effective tax rate is primarily due to the net loss recorded in the third quarter of 1996 resulting from the recording of additional provisions for contractual adjustments and bad debts, the restructuring of the Company's California operations, the provision for loss on sale of the Texas operations and the settlement of claims.

     IMPACT ON EARNINGS OF ADDITIONAL PROVISIONS, RESTRUCTURING EXPENSES, PROVISION FOR LOSS ON SALE AND SETTLEMENT OF CLAIMS. The Company earned approximately $0.03 per share after taxes without consideration of the impact of the recording of additional provisions for contractual adjustments and bad debts, the restructuring of the Company's California operations, the provision for loss on sale of the Texas operations and the settlement of claims. In the third quarter of 1996 the Company recorded additional provisions for contractual adjustments and bad debts totaling $3,364,000 ($2,375,000, or $0.29 per share, after taxes), expenses totaling $2,370,000 ($1,771,000, or $0.22 per share, after taxes) in connection with restructuring of the Company's California operations and the planned disposition of its Texas operations and $985,000 ($924,000, or $0.10 per share, after taxes) for the settlement of claims. SEE NOTES 2, 10, 11 and 12 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Future revenues are expected to decrease by approximately one percent as a result of increased accrual rates for contractual adjustments. Based on the Company's assumption of approximately $10,000,000 in net revenue for the fourth quarter of 1996, the effect of the increased accrual rate will be an approximate $100,000 decrease in quarterly revenues and pretax earnings. The Company's California operations lost approximately $118,000 in the third quarter (approximately $187,000 for the nine months ended September 30, 1996). The Company believes that, as a result of the restructuring of its California operations, results in California will improve in the fourth quarter of 1996 and its operations will be at a break-even or profitable level by the first quarter of 1997.
The Company's Texas operations lost approximately $34,000 in the third quarter (approximately $128,000 for the nine months ended September 30, 1996). The sale or closing of the Texas operations will eliminate these recurring losses from operations.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET REVENUES. The Company analyzes and estimates allowances for contractual adjustments and bad debts quarterly on a corporate wide basis. As a result of the third quarter review of these allowances, the Company recorded additional provisions for contractual adjustments and bad debts of $2,102,000 and $1,262,000, respectively. During the period the Company increased its efforts to more aggressively collect accounts receivable and to write-off uncollectible accounts, and implemented an additional analytical tool that allowed it to review by type-of-payor its receivable agings. As a result of this new analytical approach, applied over the course of the quarter's activity, the Company determined that the allowances for contractual adjustments and bad debts should be increased as of September 30, 1996. The contractual allowance adjustment resulted in a $2,102,000 charge to revenue as of September 30, 1996. Net revenues increased $3,964,000, from $24,903,000 in the first nine months of 1995 to $28,867,000 in the first nine months of 1996. Excluding the effect of the contractual allowance adjustment, net revenues increased $6,066,000, from $24,903,000 in the first nine months of 1995 to $30,969,000 in the first nine months of 1996, an increase of 24.4%. Net revenues increased $8,162,000 from clinics opened since the beginning of 1995. This increase from clinics opened was partially offset by decreases of $1,115,000 in closed clinics in Hawaii, California and Texas and same store decreases of $981,000 attributable to clinics which operated in the first nine months of both 1996 and 1995. The same store decrease was primarily due to decreased net revenues in Hawaii. A small portion of the decrease was due to decreased net revenue in Southern California and decreased net revenue due to inclement winter weather in Baltimore during the first quarter of 1996. Future revenues are expected to decrease by approximately one percent as a result of increased accrual rates for contractual adjustments. Based on the Company's assumption of approximately $10,000,000 in net revenue for the fourth quarter of 1996, the effect of the increased accrual rate will be an approximate $100,000 decrease in quarterly revenues and pretax earnings. SEE NOTES 2, 10 AND 11 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The decrease in net revenues in Hawaii between 1995 and 1996 is attributable primarily to passage in July 1995 of managed care legislation. The legislation and accompanying regulations resulted in reduced reimbursement rates under workers' compensation programs as well as for physical therapy services provided to patients suffering from injuries from automobile and other accidents. These reduced reimbursement rates decreased the Company's revenue per visit. Regulations issued under the legislation also reduce the number of approved patient visits, which further reduced the Company's net revenues. The Company believes that the revenue decreases already experienced and those that result from this legislation have been and will continue to be partially offset by the results of marketing programs aimed at generating new referral sources, including the pursuit of contract business with sources such as HMO's, PPO's and other managed care organizations. The Company has obtained managed care contracts in the past and will continue to pursue this type of business in the future. The Company also believes that, as the Hawaii government continues towards reducing health care costs through such actions as lower reimbursement rates and encouraging greater participation in managed care organizations, the Company, because of its regional presence, may capture a greater proportion of such business. The volume of patients from such business could help offset the effects from decreases in patient volume and reimbursement rates. The Company cannot predict with certainty the time period required to achieve revenue improvements, but believes it will be at least through the end of 1996.

     As of June 30, 1996, in Hawaii, the Company completed the closure of two clinics and related operations and terminated the employment of 11 persons. These actions resulted in a one-time charge to expense of $3,510,000 ($2,588,000, or $0.32 per share, after taxes) in the second quarter of 1996. These actions were taken by the Company in response to reduced revenues in the Hawaii market resulting from legislation enacted in 1995, as discussed above, which reduced reimbursement rates and led to a reduction in patient visits of approximately 50%. The one-time charge includes approximately $2,900,000 for a reduction in goodwill and other intangibles associated with the closure of the clinics and related operations, approximately $160,000 of related expenses and approximately $450,000 related to the write-off of accounts receivable which the Company believes may be uncollectible as a result of the closure of the clinics and related operations. As a result of these actions and increased marketing emphasis, the Hawaii clinics were profitable in August and September, 1996.
SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     As of September 30, 1996, the Company completed the closure or consolidation of four clinics and related operations and terminated 9 persons in California. The actions resulted in a one-time charge of $1,490,000 ($966,000, or $0.12 per share, after taxes) in the third quarter. These actions were taken by the Company in response to reduced revenues in the California market resulting from the decrease in the referral base and a belief by the Company that the referral base for these clinics could not be rebuilt in a reasonable time frame. Of the total charge taken in the third quarter, approximately $453,000 represents expenses and charges associated with the closure of facilities, including the termination of clinic leases and disposal of fixed assets, approximately $35,000 represents employee severance payments, benefits and associated taxes, and approximately $1,002,000 represents a reduction in goodwill and other intangibles associated with the closure of the clinics and other related operations. All the accrued costs are reported as current liabilities. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     As previously announced, the Company intends to close or sell its Texas operations and is currently negotiating to complete a sale. The Company estimates a sale price for the two clinics of $200,000. The impact of the sale of the Texas clinics at this price is a one-time charge to expense in the third quarter of 1996 of $880,000 ($805,000, or $0.10 per share, after taxes). SEE NOTE 11 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     COST OF REVENUES. Cost of revenues, which includes salaries, wages, fringe benefits, payroll taxes, rent and other expenses directly associated with the delivery of services to patients, increased $5,228,000, from $13,991,000 in the first nine months of 1995 to $19,219,000 in the first nine months of 1996, an increase of 37.4%. Of this increase, $4,403,000 was attributable to clinics opened since the beginning of 1995 and $825,000 was attributable to clinics which operated in the first nine months of both 1996 and 1995. Cost of revenues as a percentage of net revenues was 66.6% and 56.2% for the first nine months of 1996 and 1995, respectively. The increase was primarily a result of decreased net revenues as discussed above.

     GROSS PROFIT. Gross profit decreased $1,264,000, from $10,912,000 in the first nine months of 1995 to $9,648,000 in the first nine months of 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include expenses incurred in managing and operating the clinics, as well as all corporate expenses. These expenses increased $490,000, from $4,960,000 in the first nine months of 1995 to $5,450,000 in the first nine months of 1996, an increase of 9.9%. Of this increase, $1,027,000 was due to clinics opened by the Company since the beginning of 1995 offset by $537,000 reduction in same store expenses. Selling, general and administrative expenses decreased to 18.9% as compared to 19.9% of net revenues in the first nine months of 1996 and 1995, respectively.

     BAD DEBT. Bad debt expense increased $1,554,000 from $1,528,000 in the first nine months of 1995 to $3,082,000 in the first nine months of 1996. The increase in bad debt expense is primarily the result of the additional provision for bad debts of $1,262,000 as described above and bad debt expense associated with clinics acquired and opened by the Company since the beginning of 1995.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $265,000, from $1,327,000 in the first nine months of 1995 to $1,592,000 in the first nine months of 1996. The increase in depreciation and amortization expense is the result of tangible and intangible assets acquired in connection with acquisitions made by the Company in 1995 as outlined under the caption "General" above. In June 1996 the Company wrote off approximately $2,900,000 of goodwill and other intangibles associated with the closure of two clinics and related operations in Hawaii. SEE THE DISCUSSION BELOW AND NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     RESTRUCTURING EXPENSES. As of June 30, 1996, the Company completed the closure of clinics and related operations in Hawaii and the termination of the employment of 11 persons. In connection with these actions, the Company recorded a one-time charge to expense of $3,510,000 ($2,588,000, or $0.32 per share, after taxes) in the second quarter of 1996. These actions were taken by the Company in response to reduced revenues in the Hawaii market resulting from legislation enacted in 1995, as discussed above, which reduced reimbursement rates and led to a reduction in patient visits of approximately 50%. The one-time charge includes approximately $2,900,000 for a reduction in goodwill and other intangibles associated with the closure of the clinics and related operations, approximately $160,000 of related expenses, and approximately $450,000 related to the write-off of accounts receivable which the Company believes may be uncollectible as a result of the closure of the clinics and related operations. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     As of September 30, 1996, the Company completed the closure or consolidation of four clinics and related operations and terminated 9 persons in California. The actions resulted in a one-time charge in the third quarter of 1996 of $1,490,000 ($966,000, or $0.12 per share, after taxes).
These actions were taken by the Company in response to reduced revenues in the California market resulting from the decrease in the referral base and a belief by the Company that the referral base for these clinics could not be rebuilt in a reasonable time frame. Of the total charge taken in the third quarter, approximately $453,000 represents expenses and charges associated with the closure of facilities, including the termination of clinic leases and disposal of fixed assets, approximately $35,000 represents employee severance payments, benefits and associated taxes, and approximately $1,002,000 represents a reduction in goodwill and other intangibles associated with the closure of the clinics and other related operations. All the accrued costs are reported as current liabilities. As a result of the closure of these clinics and related operations, the Company now has eight clinics in California. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     NON-OPERATING INCOME (EXPENSE). Interest expense increased $742,000, from $728,000 in the first nine months of 1995 to $1,470,000 in the first nine months of 1996. The increase was due primarily to interest expense associated with debt incurred in connection with acquisitions made by the Company in 1995 and a private placement of $1,150,000 of subordinated debt issued during the second quarter of 1996.


     NON-RECURRING MERGER TERMINATION EXPENSES. On April 2, 1996 the Company announced that it had terminated its merger agreement with Horizon/CMS Healthcare Corporation ("Horizon"), on that date. In connection with the proposed merger with Horizon, the Company incurred certain expenses, including those payable to its counsel, accountants, investment bankers and consultants, which totaled in the aggregate $975,000 ($615,000, or $0.08 per share, after taxes). These expenses are accounted for as a one-time charge to earnings in the second quarter of 1996. SEE NOTE 9 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     PROVISION FOR LOSS ON SALE OF TEXAS CLINICS. As previously announced, the Company intends to close or sell its Texas operations and is currently negotiating to complete a sale. The Company estimates a sale price for the two clinics of $200,000. The impact of the sale of the Texas clinics at this price is a one-time charge to expense in the third quarter of $880,000, ($805,000, or $0.10 per share, after taxes). Costs totaling $69,000, including operating losses up to the point of sale, are included in the $880,000 loss on sale. Net assets to be sold include goodwill and other intangibles of $685,000, receivables of $228,000 and fixed assets of $62,000.

     SETTLEMENT OF CLAIMS. During the quarter, the Company issued 150,000 shares of its common stock with a then fair market value of $610,000 and agreed to issue in the fourth quarter 47,000 shares of its common stock with a then fair market value of $187,000, all as partial payment in settlement of claims being asserted by certain shareholders. The Company had originally issued shares of its common stock to these shareholders as part of the purchase price for the acquisition of their respective clinics. The Company agreed to register the original shares under applicable federal and state securities laws within certain time frames, which it was unable to do because of the previous pending merger with Horizon/CMS Healthcare Corporation, which was terminated on April 2, 1996. The Company also paid a total of $150,000 in cash in the aggregate to these shareholders, including $47,000 as direct cash payments to certain shareholders, $10,000 for legal fees of certain shareholders, and $93,000 as payment of the Company's guarantee that the original and additional shares, when sold by two of the shareholders, would have a stated value of $287,000. The Company also agreed to pay costs and legal fees estimated at $38,000, payable after September 30, 1996. The stock, cash payments and other obligations resulted in a charge to expense in the third quarter of $985,000, ($924,000, or $0.10 per share, after taxes). Included within the claims settled were those asserted by a shareholder with the right to require the Company to redeem his original shares of the Company's common stock if the Company failed to register his original shares within specified time frames.

     INCOME TAXES. The Company's effective tax rate decreased to 23.2% in the first nine months of 1996 from 41.9% in the first nine months of 1995. The decrease in the effective tax rate is primarily due to the net loss recorded in the period resulting from the recording of additional provisions for contractual adjustments and bad debts, the restructuring of the Company's California and Hawaii operations, the non-recurring merger termination expenses, the provision for loss on sale of the Texas operations and the settlement of claims.

     IMPACT ON EARNINGS OF ADDITIONAL PROVISIONS, RESTRUCTURING EXPENSES, PROVISION FOR LOSS ON SALE AND SETTLEMENT OF CLAIMS. The Company earned approximately $0.09 per share after taxes without consideration of the impact of the recording of additional provisions for contractual adjustments and bad debts, the restructuring of the Company's Hawaii and California operations, the non-recurring merger termination expenses, the provision for loss on sale of the Texas operations and the settlement of claims. In the third quarter of 1996 the Company recorded additional provisions for contractual adjustments and bad debts totaling $3,364,000 ($2,375,000, or $0.29 per share, after taxes), expenses totaling $2,370,000 ($1,771,000 or $0.22 per share, after taxes) in connection with restructuring of the Company's California operations and the planned disposition of its Texas operations and $985,000 ($924,000, or $0.10 per share, after taxes) for the settlement of claims. (SEE NOTES 2, 10, 11 AND 12 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) In the second quarter of 1996 the Company incurred expenses of approximately $975,000 ($615,000, or $0.08 per share, after taxes) in connection with the termination of the proposed merger with Horizon (SEE NOTE 9 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) and approximately $3,510,000 ($2,588,000, or $0.32 per share, after taxes) in connection with the restructuring of the Company's Hawaii operations (SEE NOTE 10 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). Future revenues are expected to decrease by approximately one percent as a result of increased accrual rates for contractual adjustments. Based on the Company's assumption of approximately $10,000,000 in net revenue for the fourth quarter of 1996, the effect of the increased accrual rate will be an approximate $100,000 decrease in quarterly revenues and pretax earnings. The Company's California operations lost approximately $187,000 for the nine months ended September 30, 1996. The Company believes that, as a result of the restructuring of its California operations, results in California will improve in the fourth quarter of 1996 and its operations will be at a break-even or profitable level by the first quarter of 1997. The Company's Texas operations lost approximately $128,000 for the nine months ended September 30, 1996. The sale or closing of the Texas operations will eliminate these recurring losses from operations. The Company's Hawaii operations lost approximately $348,000 for the nine months ended September 30, 1996. As a result of the restructuring of its Hawaii operations, the Company projected that Hawaii's operations would be at a break-even or profitable level by the first quarter of 1997. Hawaii actually began producing a slight profit in the second month of the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations and acquisitions of clinics have been financed primarily by a private placement of common stock in 1992, the Company's initial public offering of common stock in 1994 (see "General" above), bank borrowings, additional debt and equity financing and cash generated from operations.

     As of September 30, 1996, current liabilities exceeded current assets, resulting in negative working capital of $12,297,000, including $640,000 in cash and cash equivalents. The principal reason for this negative working capital was the Company's acquisition activity in 1994 and 1995. During 1994 and 1995, the Company acquired a total of 51 clinics. Portions of the purchase price were paid in the form of term debt payable in 1996 and 1997; to the extent due on or before September 30, 1997, these obligations are included in current liabilities. The negative working capital was further increased by the accruals for merger termination, restructuring and settlement costs and the provision for loss on the sale of the Texas clinics.

     Net patient accounts receivable decreased $2,711,000 to $11,289,000 during the first nine months of 1996, primarily as a result of the additional provisions for contractual adjustments and bad debts. The number of days of average net revenues in ending net patient accounts receivable was 101 at September 30, 1996 compared to 122 at December 31, 1995. However, the 101 is not directly comparable to the 122 at December 31, 1995 due to the additional provisions recorded. As a result of these adjustments, the calculation at September 30, 1996, has been based on the ending net receivable balance after the adjustments, rather than the average receivables. This ending balance of $11,289,000 has been related to normalized revenues (rather than the $8,102,000 post-adjustment revenue figure) in order to produce a result that the Company believes will be more comparable to expected future results. The Company continues to focus its cash collection policies, systems and efforts to minimize collection time. Accounts payable decreased and accrued liabilities increased $86,000 and $2,434,000, respectively, in the first nine months of 1996. The increase in accrued liabilities was primarily attributable to expenses related to the termination of the merger previously proposed with Horizon, the provisions for expenses related to the closure or sale of clinics and related operations in Hawaii, California and Texas and the accrual for settlement costs.

     Long-term obligations, line of credit and notes payable and other obligations decreased $476,000 to $22,316,000 during the first nine months of 1996. This decrease was primarily due to the conversion of a $450,000 acquisition note into shares of common stock in the first quarter of 1996, net of an increase of $1,150,000 resulting from a private placement of subordinated debt issued during the second quarter. The subordinated debt includes warrants, which expire in May 2000, to purchase up to 230,000 shares of the Company's common stock at $5.00 per share.

     At September 30, 1996, notes payable with aggregate principal amounts of $3,242,000 may be converted into approximately 420,000 shares of common stock, including an additional amount representing unpaid interest, at $7.00 to $8.75 per share. During December 1995, the Company restructured the repayment terms with the holders of approximately $3,200,000 of its debt and obligations previously incurred in connection with acquisitions. In exchange for deferring payment of principal until 1997, the Company agreed to pay the holders of such debt interest of up to 9% per annum, except in one case where the applicable interest rate increased to 12% per annum from 9% per annum on March 31, 1996. Due dates for debt and obligations in the following amounts were amended to become due in 1997 as compared to original due dates that occurred in the following quarters: first quarter 1996, $1,900,000; second quarter 1996, $500,000; and third quarter 1996, $800,000. SEE NOTE 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Company has a credit facility with Bank of America Oregon (the "Line of Credit") secured by the assets of the Company, under which the maximum borrowing is $12,500,000. To the extent the Borrowing Base (as defined in the Line of Credit agreement as 85% of certain net accounts receivable or 85% of a calculated revenue amount) is below the $12,500,000 maximum, the Line of Credit is limited to the Borrowing Base. Applying this 85% figure, at September 30, 1996 the Borrowing Base was approximately $11,564,000 and borrowings under the Line of Credit facility were approximately $11,675,000. Under the terms of the Line of Credit, the Company is obligated to reduce the borrowings under the Line of Credit to $11,564,000 upon submission of this Form 10-Q to the bank. The Line of Credit previously contained three conditions, each of which had to be satisfied at all times. The most recent agreement to modify the Line of Credit eliminated two of these conditions. As a result, the Company must only comply with the Borrowing Base requirement.
The Company will be in compliance with the condition upon payment of the paydown of $111,000. The Line of Credit expired on September 1, 1996, and was subsequently extended to December 31, 1996, with conditions under which the Company will pay down the Line of Credit and decrease the borrowing base percentage to 70% by November 30, 1996 with an additional payment of approximately $2,000,000. If, however, the bank requires the Company to recognize the additional provision for contractual adjustments and bad debts, which total $3,364,000, in calculating the Borrowing Base, the Company will be required to make a paydown of $1,400,000 by mid November instead of $111,000 and a paydown of $1,801,000 by November 30, 1996, instead of $2,000,000. At present, the Company does not have the resources to make any of these payments, other than the $111,000 payment noted above. As of September 30, 1996, the Company was in negotiations with alternative lenders to provide the funds to satisfy these conditions and to provide a replacement line of credit for working capital. As of November 11, 1996, no agreements had been reached with these lenders. Although there is no assurance that the Company will be successful in obtaining a renewal or replacement for the Line of Credit, in which case the Company may be unable to pay its debts and obligations as they come due, for the following reasons the Company believes it will be successful in doing so: (i) ongoing discussions with lenders indicate a willingness of such lenders to enter into a replacement credit facility with the Company on acceptable terms and conditions; (ii) ongoing discussions with institutional investors indicate a willingness of such investors to provide equity or debt capital to the Company on acceptable terms; and (iii) the Company has approximately $12,308,000 in net accounts receivable and approximately an additional $2,357,000 in net property and equipment, which the Company believes provide a basis upon which a lender will extend credit to the Company. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Upon announcement of the current discussion with Horizon concerning a possible acquisition of the Company, the lenders with which the Company was negotiating to provide a replacement line of credit suspended further negotiations pending the outcome of the Horizon discussions. The institutional investors with which the Company was negotiating to provide subordinated debt also suspended negotiations pending the outcome of the Horizon discussions. A third type of investor with whom the Company is negotiating to provide approximately $3,000,000 in convertible notes or preferred stock financing remains interested in effecting the investment.

     The Company expects that its principal use of funds in the future will be for debt repayments, working capital, payments pursuant to earn-out arrangements, a limited number of additional acquisitions and purchases of property and equipment. During 1995, the Company purchased 32 clinics for approximately $27,803,000, plus an additional $2,565,000 if certain pre-tax profit levels are achieved by certain clinics. Of the $27,803,000, $11,371,000 was paid in cash at closing, $100,000 was paid in cash in January 1996, $337,500 was paid in cash in March 1996, $577,500 will be paid in cash in March 1997, $3,982,000 was in the form of convertible promissory notes, and $4,364,000 was in the form of non-convertible promissory notes, due on dates in 1996, 1997 and 1998, $160,000 was in the form of common stock warrants and $6,911,000 was in the form of the Company's Common Stock. Up to an additional $2,190,150 in cash will be paid on dates through the year 2000 if certain pre-tax profits are met at certain of the acquired clinics.

     The Company's cash requirements for the next 12 months and long-term cash needs are expected to be met from existing cash, cash flow from operations, amounts available under a line of credit, and future equity and debt financings. Although no assurance can be given that the Company will be able to obtain capital on favorable terms or at all, the Company has retained an investment banking firm to pursue an infusion of capital and negotiations with lenders and investors are proceeding as described above. Borrowings under the Line of Credit or other debt source or equity financings may adversely affect the Company's earnings or result in dilution to holders of the Company's Common Stock.

     The Company's growth strategy will require expanded patient services and support, increased personnel throughout the Company and expanded operational, financial and information systems to better produce, collect, analyze and report statistical data used to monitor and manage the Company's patient care delivery activities. These factors will affect future results of operations and liquidity. The Company's strategy is to continue to expand its operations through internal growth and a limited number of acquisitions. While the Company has recently reached a definitive agreement to acquire two additional clinics in the first quarter of 1997, continues to be engaged in discussions with prospective acquisition candidates and is in the process of exchanging information with certain of these candidates, there can be no assurance that suitable acquisition candidates will be identified by the Company in the future, that suitable financing for any such acquisitions can be obtained by the Company, or that any such acquisitions will occur.

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

     The Company reviews intangible assets acquired for impairment at the end of each quarter or more frequently when events or changes in circumstances indicate that the carrying amount of the intangible asset acquired may not be recoverable. To perform that review, the Company estimates the sum of future expected undiscounted net cash flows from the intangible asset acquired. If the estimated net cash flows are less than the carrying amount of the intangible asset acquired, the Company recognizes an impairment loss in the amount necessary to write down the intangible asset acquired to a value as determined from expected discounted future cash flows. The effect of potential reductions in the carrying value of intangible assets acquired could have a negative impact on future earnings. Intangibles as a percentage of total assets have grown as a result of the Company's acquisition of more than 50 clinics from December 1993 through September 1995. The Company does not expect this trend to continue as it does not anticipate acquiring clinics in the future at the rate it has in the past. In the second quarter of 1996, the Company recorded a $2,900,000 reduction in goodwill and other intangibles associated with the closure of clinics and related operations in Hawaii. In the third quarter of 1996, the Company recorded a $1,002,000 reduction in goodwill and other intangibles associated with the closure of clinics and related operations in California and accrued a provision for write down of goodwill and other intangibles of approximately $685,000 in connection with its intention to sell its operations in Texas. SEE NOTES 10 AND 11 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      In order to conserve capital resources, the Company's policy is to lease its facilities. As of September 30, 1996 the Company had no material commitments to purchase capital assets.

     INFLATION. Although inflation has abated during the last few years, the rate of inflation in healthcare services has exceeded the rate experienced by the economy as a whole. Generally speaking, increases in costs due to inflation have either been offset by increases in patient charges or improvements in operating efficiency. A substantial portion of net revenues are subject to reimbursement rates which are regulated by governmental agencies or subject to third-party payor contracts and do not automatically adjust for inflation. These reimbursement rates may be adjusted periodically based on certain factors, including legislation, contract negotiation, inflation and costs incurred in providing services, but may have little relationship to the actual cost of doing business.

     The Company can increase the amount billed only for those services that are not subject to prescribed rate limits either through legislation or by agreement. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect earnings in the future.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     Exhibit No.
     ------------

          10        Settlement Agreements

          11        Statement regarding computation of per share earnings

          27        Financial Data Schedule


(b) Reports on Form 8-K

    The Company filed       Current Reports on Form 8-K during the quarter as
                            follows:

    Date of Report                       Date Filed             Items Reported
    --------------                       ----------             --------------
     July 1, 1996                       July 5, 1996                 Item 6
     July 17, 1996                      July 19, 1996                Item 5

     No financial statements were filed in connection with the foregoing reports.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November   , 1996


                         PACIFIC REHABILITATION & SPORTS MEDICINE, INC.

                         By: /s/   BILL BARANCIK
                              --------------------------------------------
                         Bill Barancik
                         Chairman of the Board, President and
                         Chief Executive Officer
                         (Principal Executive Officer)



                         By: /s/ WILLIAM A. NORRIS
                             --------------------------------------------
                         William A. Norris
                         Executive Vice President-Finance and Administration (Principal Financial Officer)